Form 10QSB
period 1998-09-30
FULL TILT SPORTS INC
filed 1998-12-14
CIK 1062663

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998
                                         ------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



               Commission file number     0-24829
                                     ----------------

                        FULL TILT SPORTS, INC.
                        ----------------------
        (Exact name of registrant as specified in its charter)

         Colorado                                          84-1416864
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, Colorado        80918
----------------------------------------------------------     ----------
(Address of principal executive offices)                       (Zip Code)

                            (719) 260-8509
                    --------------------------------
         (Registrant's telephone number, including area code)

  ---------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes        No  XX
          ----       ----

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class of Stock                          Amount Outstanding
     ----------------                        --------------------
     $.001 par value                     3,126,261 shares outstanding
      Common Stock                           at December 7, 1998

                     FULL TILT SPORTS, INC.



                             Index

                                                             Page
                                                             ----
Part I - FINANCIAL INFORMATION


     Item 1.   Financial Statements...........................1-7

     Item 2.   Management's Discussion and Analysis Or
               Plan of Operation..............................8-9

Part II - OTHER INFORMATION....................................10

SIGNATURES.....................................................11

Full Tilt Sports, Inc.
(A Development Stage Company)
Balance Sheets
________________________________________________________________________
                                                   Unaudited     Audited
                                                   September    December
                                                    30, 1998    31, 1997
ASSETS                                             ---------    --------

Current Assets
   Cash                                             $157,867     $26,291
   Inventory                                           1,363           0
   Stock Subscriptions Receivable                          0      10,000
   Deposits                                               50          50
                                                          --          --

Total Current Assets                                 159,280      36,341
                                                     -------      ------
Property, Plant, and Equipment
   Furniture and Equipment                             6,845       2,396
                                                       -----       -----

Total Property, Plant, and Equipment                   6,845       2,396
   Less Accumulated Depreciation                      (1,754)       (799)
                                                       -----         ---

Net Property, Plant, and Equipment                     5,091       1,597
                                                       -----       -----
Other Assets
   Organizational Costs (Less amortization of $190
   and $76)                                              571         686
                                                         ---         ---

TOTAL ASSETS                                         164,942      38,624
                                                     =======      ======


LIABILITIES

Current Liabilities
   Accounts Payable                                   13,752      16,043
   Accrued Salaries                                    2,500       2,500
   Other Accrued Expenses                              1,838       2,693
                                                       -----       -----

Total Current Liabilities                             18,090      21,236
                                                      ------      ------


STOCKHOLDERS' EQUITY

   Preferred Stock [Authorized 5,000,000 Shares,
     Par Value $.01; 50,000 Shares Issued And
     Outstanding (Unaudited); 0 Shares Issued and
     Outstanding (Audited)]                              500           0

   Common Stock [Authorized 25,000,000 Shares, Par
     Value $.001; 3,126,261 Shares Issued and
     Outstanding (Unaudited); 3,500,000 Shares
     Issued and Outstanding (Audited)]                 3,126       3,500

   Additional Paid In Capital                        330,707      66,500

   Retained Deficit                                 (187,481)    (52,612)
                                                     -------      ------

Total Stockholders' Equity                           146,852      17,388
                                                     -------      ------

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY           $164,942     $38,624
                                                    ========     =======


  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Income Statements
________________________________________________________________________________
                                      Unaudited      Unaudited       Unaudited
                                      Nine Month    June 30, 1997  June 30, 1997
                                    Interim Period   (Inception)     (Inception)
                                        Ended          Through         Through
                                       September      September       September
                                        30, 1998       30, 1997        30, 1998
                                        --------       --------        --------

REVENUE                                     $5,128             $0        $5,128
                                            ------             --        ------

COST OF GOODS SOLD                           4,622              0         4,622
                                             -----              -         -----

GROSS PROFIT                                   506              0           506
                                               ---              -           ---

GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising                              18,522            350        18,872
   Amortization                                114              0           190
   Bank Charges                                 75            160           235
   Administrative Services                  22,500          2,500        25,000
   Depreciation                                956              0         1,755
   Design Expense                            2,440              0         2,440
   Entertainment                               953             87           953
   Filing and Recording Fees                     0            251           251
   Offering Expense                              0         14,877        14,877
   Office Expense                            3,309            462         4,960
   Payroll Tax                               3,934            256         5,700
   Professional Fees                        15,695          4,262        24,171
   Promotion Expense                        13,827              0        13,827
   Salary                                   45,000          5,000        65,000
   Samples Expense                             483              0           483
   Sponsorships                              5,287              0         5,287
   Telephone                                 3,072            397         4,347
   Travel                                    1,113              0         1,479
                                             -----              -         -----

Total General and Administrative Expense   137,280         28,602       189,827
                                           -------         ------       -------

INCOME (LOSS) FROM OPERATIONS             (136,774)       (28,602)     (189,321)
                                           -------         ------       -------

OTHER INCOME (EXPENSE)
   Interest Income                           1,998              0         1,998
   Interest (Expense)                          (93)           (55)         (158)
                                                --             --           ---

Total Other Income (Expense)                 1,905            (55)        1,840
                                             -----             --         -----

INCOME (LOSS) BEFORE TAXES                (134,869)       (28,657)     (187,481)
                                           -------         ------       -------

   Provision for Income Taxes                    0              0             0
                                                 -              -             -

NET (LOSS)                               ($134,869)      ($28,657)    ($187,481)
                                          ========        =======      ========

Basic (Loss) Per Common Share               ($0.04)        ($0.01)

Weighted Average Shares Outstanding      3,708,753      3,300,000
                                         =========      =========

  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Income Statements
____________________________________________________________________________
                                                  Unaudited       Unaudited
                                                 Three Month    Three Month
                                                Interim Period Interim Period
                                                    Ended            Ended
                                                  September        September
                                                   30, 1998        30, 1997
                                                   --------        --------

REVENUE                                                   $835             $0
                                                          ----             --

COST OF GOODS SOLD                                         621              0
                                                           ---              -

GROSS PROFIT                                               214              0
                                                           ---              -

GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising                                             294            350
   Amortization                                             38              0
   Bank Charges                                             75            160
   Administrative Services                               7,500          2,500
   Depreciation                                            556              0
   Entertainment                                             0             87
   Filing and Recording Fees                                 0            251
   Offering Expense                                          0         14,877
   Office Expense                                        2,014            462
   Payroll Tax                                             956            256
   Professional Fees                                    11,591          4,262
   Promotion Expense                                     3,600              0
   Salary                                               15,000          5,000
   Samples Expense                                         318              0
   Telephone                                             1,691            397

Total General and Administrative Expense                43,633         28,602
                                                        ------         ------

INCOME (LOSS) FROM OPERATIONS                          (43,419)       (28,602)
                                                        ------         ------

OTHER INCOME (EXPENSE)
   Interest Income                                       1,826              0
   Interest (Expense)                                      (38)           (55)
                                                            --             --

Total Other Income (Expense)                             1,788            (55)
                                                         -----             --

INCOME (LOSS) BEFORE TAXES                             (41,631)       (28,657)
                                                        ------         ------
   Provision for Income Taxes                                0              0

NET (LOSS)                                            ($41,631)      ($28,657)
                                                       =======        =======

  The Accompanying Notes Are An Integral Part Of These Financial Statements.


Full Tilt Sports, Inc.
(A Development Stage Company)
Statement of Shareholders Equity
_______________________________________________________________________________________________________________________________

                                                                        Preferred Stock    Common Stock
                         Number of   Number of                          Capital Paid       Capital Paid
                           Common    Preferred   Preferred     Common   In Excess Of       In Excess Of  Accumulated
                           Shares      Shares      Stock       Stock     Par Value           Par Value   (Deficit)        Total

Balance at
June 30, 1997                    0           0          $0         $0               $0               $0           $0         $0

Issuance Of Common Stock

July 5, 1997 For Cash
@ $.0071 Per Share       2,800,000           0                  2,800                            17,200                  20,000
July 7, 1997 For Cash
@ $.02 Per Share           500,000           0                    500                             9,500                  10,000

December 1997 For Cash
@ $.20 Per Share           200,000                                200                            39,800                  40,000

Net (Loss)
December 31, 1997                                                                                             (52,612)  (52,612)
                         ---------   ---------   ---------  ---------        ---------        ---------      ---------  --------
Balance At
December 31, 1997        3,500,000           0           0      3,500                0           66,500       (52,612)   17,388

April 14, 1998 For Cash
@ $1 Per Share                          50,000         500          0           49,500                                   50,000

Private Stock Offering:
June 30, 1998 For Cash
@ $1 Per Share             211,400                                211                           211,189                 211,400
(Less Deferred Offering
Costs)                                                                                          (11,928)                (11,928)

June 30, 1998 Services
Valued @ $1 Per Share       14,861                                 15                            14,846                  14,861

August 1, 1998 Cancelled
Shares @ $.001 Per Share  (600,000)                              (600)                              600                       0

Unaudited (Loss) At
September 30, 1998                                                                                           (134,869) (134,869)
                         ---------   ---------   ---------   ---------       ---------         ---------     --------- ---------
Unaudited Balance at
September 30, 1998       3,126,261      50,000        $500     $3,126          $49,500         $281,207     ($187,481) $146,852
                         =========      ======        ====     ======          =======         ========     ========== ========

   The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                           Unaudited   Unaudited    Unaudited
                                          Nine Month June 30, 1998 June 30, 1997
                                        Interim Period (Inception)  (Inception)
                                              Ended      Through      Through
                                            September   September    September
                                             30, 1998    30, 1997     30, 1998
                                             --------    --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                        ($134,869)   ($28,657)    ($187,481)
Adjustments to Reconcile Net Loss to Net
Cash Provided By Operating Activities

Items Not Affecting Cash Flows:
   Depreciation Expense                           955           0         1,755
   Amortization Expense                           114           0           190

   (Increase) In Accounts Receivable                0        (568)            0
   (Increase) Decrease In Stock
   Subscriptions Receivable                    10,000           0             0
   (Increase) Decrease In Inventory            (1,363)          0        (1,363)
   (Increase) In Other Assets                       0         (50)         (812)
   Increase (Decrease) In Accounts Payable     (2,291)      8,137        13,752
   Increase (Decrease) In Accrued Salaries          0       2,500         2,500
   Increase (Decrease) In Other Accrued
   Expenses                                      (854)        824         1,838

Net Cash Used By Operating Activities        (128,308)    (17,814)     (169,621)
                                              -------      ------       -------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                       (4,449)          0        (6,845)
                                                -----           -         -----

Net Cash Used By Investing Activities          (4,449)          0        (6,845)
                                                -----           -         -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Common Stock                   214,333      30,000       284,333
   Issuance of Preferred Stock                 50,000           0        50,000
                                               ------           -        ------

Net Cash Provided By Financing Activities     264,333      30,000       334,333
                                              -------      ------       -------

Net Increase In Cash                          131,576      12,186       157,867

Cash At Beginning Of Year                      26,291           0             0
                                               ------           -             -

Cash At End Of Year                          $157,867     $12,186      $157,867
                                             ========     =======      ========

Non-Cash Activities:

Common Stock Issued For Services             $14,861           $0       $14,861
                                             =======           ==       =======


  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
Notes to the Unaudited Financial Statements
For the Nine Month Period Ended September 30, 1998
--------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the nine month interim period ended September 30, 1998. The adjustments consist only of normal reoccurring accruals. However, the results of operations for the nine month interim period ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in this Report. For a complete set of footnotes, reference is made to the Company's Registration Statement on Form 10-SB dated August 24, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 - Stock Offering
-----------------------

In April 1998, the Company offered to sell up to 50,000 units (the "Units") at $10.00 per Unit, or $1.00 per share, on a best efforts basis. Each Unit is comprised of 10 shares of $.001 par value Common Stock and 5 Common Stock purchase warrants (the "Warrants"). The Warrants can be exercised at anytime after the offering to purchase 1 share of Common Stock for $2.00 until April 30, 1999. The minimum offering was 15,000 Units and the maximum offering was 50,000 Units, for a total offering of $500,000. The shares of Common Stock contained in the Units were issued pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 504, of the Securities Act of 1933, as amended, and to an exemption to registration provided by state securities law.

In June 1998, the Company completed the offering and sold 21,140 Units, including 211,400 shares of Common Stock and 105,700 Warrants for $211,400. After deferred offering costs of $11,121, the Company netted $200,068 from the offering.

In June 1998, the Company issued 14,861 shares of Common Stock valued at $1 per share for services rendered to the Company.

Note 4 - Preferred Stock
-------------------------

In April 1998, the Articles of Incorporation of the Company were amended to authorize the issuance of 150,000 shares of Series A Voting Convertible Preferred Stock to be issued at the discretion of the

Board of Directors for $1 per share. The Series A Voting Convertible Preferred Stock has preferential fixed dividends at the rate of 10% per annum ($.10 per year) pro rated to the date of issuance, for a period of 24 months after issuance, payable annually on or before December 31 of each such calendar year before any dividend shall be declared, or paid upon or set apart for the Common Stock. Beginning on the first day of the 25th month and continuing until the expiration of 60 months from the date of issuance, unless sooner converted, the dividend shall be calculated as 3.75% of the "net profits" of the Company and payable annually on or before 90 days from the closing of the Company's fiscal year. The Series A Voting Convertible Preferred Stock automatically converts to Common Stock in 5 years from the date of issuance. The conversion rate will be subject to adjustments in certain events, including stock splits and dividends.

On April 14, 1998, the Company sold 50,000 shares of Series A Preferred Stock for $50,000 or $1.00 per share.

Note 5 - Subsequent Events
--------------------------

The Company is negotiating for endorsement agreements with three professional athlete members of the Denver Broncos football team. If successful, the endorsing athletes shall receive shares of Common Stock of the Company in exchange for appearances and endorsement of the Company's products for a one year term.

                     FULL TILT SPORTS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's products in the retail market place, general economic conditions, tax legislation and the overall state of the retail clothing industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     Full Tilt Sports, Inc. (the "Company") completed two private placements during the nine months ended September 30, 1998. In April, the Company sold 50,000 shares of a newly created series of Preferred Stock to a single, accredited investor in a transaction exempt from the registration requirements of the 1933 Act. The Series A Preferred Stock was issued at a price of $1 per share and maintains a preference in liquidation over the Common Stock equal to $1 per share. The holders of the Preferred Stock will also share in any profits of the Company beginning 2 years after issuance, if not sooner converted.

     The Company also completed a private placement to a small group of investors pursuant to Regulation D, Rule 504 of the 1933 Act. The Company sold an aggregate of 21,140 units ("Units") for aggregate gross proceeds of $211,400. Each Unit sold in the offering consisted of 10 shares of Common Stock and 5 Common Stock Purchase Warrants (the "Warrants"). Each Warrant, in turn, enables the holder to acquire an additional share of Common Stock for an exercise price of $2 per share through and including April 30, 1999. As a result of these two offerings, the Company received $265,140 from financing activities, which offset the $128,308 in cash used in operations during the nine-month period.

     Total shareholder's equity has increased from $17,388 at fiscal year end to $146,852 as of September 30, 1998 due to the abovementioned private placements. From fiscal year end December 31, 1997 to September 30, 1998, the working capital of the Company increased an aggregate of $126,085 as a result of cash raised in the above mentioned private placements. At September 30, 1998, the Company had working capital of $141,190, consisting of $159,280 of current assets and $18,090 of current liabilities.

     The Company's liquidity is high, with total current assets comprised of $157,867 in cash and $1,363 in inventory, since it has not yet incurred significant expenses or cash outlays in the promotion or production of its products. However, the Company's expenses are expected to increase as the Company engages in increased marketing and promotion of its products. It is also anticipated that cash requirements for inventory will increase as orders for the Company's products are received.

     The Company shall attempt to conserve its cash by making payments in stock in limited circumstances. The Company may use stock to compensate professional athletes who endorse the Company's products and is in the process of negotiating those agreements. However, to meet the anticipated cash demands for the purchase of inventory, the Company is negotiating for a line of credit, which shall also be useful to demonstrate the financial strength of the Company to potential purchasers of its products.

     The Company's operations presently continued to use cash, rather than provide cash from operations. Nonetheless, management is of the opinion that the Company has sufficient working capital to continue for the next twelve months. However, thereafter additional cash shall be required. Therefore, the Company will remain dependent on obtaining additional assets and achieving profitable operations and/or obtaining additional debt or equity financing to continue as a going concern.


Results of Operations

     During the nine month period ended September 30, 1998, the Company realized a net loss of $134,869 (or $0.04 per share) on revenues of $5,128, compared to a net loss of $28,657 and no revenue for the fiscal period June 30, 1997 through September 30, 1997. Revenues increased from prior fiscal period ended September 30, 1997, to the nine month period ended September 30, 1998 due to sale of the Company's products at several promotional events, as well as the prior period being shorter and the Company being relatively inactive during this period.

     The Company was incorporated and started operations on June 30, 1997. Accordingly, the nine-month fiscal period through September 30, 1998 is compared to the three-month fiscal period from June 30, 1997 (date of inception) through September 30, 1997. As the prior period was of a shorter duration and the Company was relatively inactive during this period, expenses during the prior period were significantly less than the latter period.

     During the prior fiscal period ended September 30, 1997, the Company was only engaged in developing its products, exploring manufacturing options and test marketing its product. In the first three quarters of 1998, the Company became more aggressive in product promotion, as reflected in the significant increases in advertisement and promotion expenses. Advertising increased from $350 to $18,522 in the first three quarters of fiscal 1998. This increased advertising expense was due primiarily to radio advertisements. Promotion expenses increased from $0 to $13,827 during this period as well. These increased expenses associated with advertisement and promotion are considered by management to be normal anticipated start-up costs associated with selling a new product line in the retail market.

     Expenses associated with overhead also increased from the prior fiscal period ended September 30, 1997 to first three quarters of fiscal 1998. This increase was anticipated as the Company was relatively inactive during the period. Administrative services increased approximately $20,000 from the prior fiscal period. During the prior period, the Company's employees were only employed part-time. Therefore, salaries increased $5,000 to $45,000 during the later period as full time employment was implemented. These additional expenses in the latter period caused the Company to have a net loss of $28,657 for prior fiscal period, when the Company's activities were limited.

     Management anticipates that the Company will continue losses until such time, if ever, the Company generates revenues from retail sales in an amount adequate to cover expenses.

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

          No report required.

Item 2.  Changes in Securities.

          No report required.

Item 3.  Defaults Upon Senior Securities.

          No report required.

Item 4.  Submission of Matters to a Vote of Security Holders.

          No report required.

Item 5.  Other Information.

          No report required.

Item 6.  Exhibits and Reports on Form 8-K.

          A.   Exhibits:

                    None.

          B.   Reports on Form 8-K:

                    None.


                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              FULL TILT SPORTS, INC.



Date:   December 14, 1998          By: /s/  Roger  K. Burnett
     ---------------------            --------------------------------
                                   Roger  K. Burnett, President, Chief
                                   Executive  Officer, Chief Financial
                                   Officer  and Chairman of the  Board
                                   of Directors
                                   (Principal Executive Officer)




Date:   December 14, 1998          By: /s/ Joseph  F. DeBerry
     ---------------------            --------------------------------
                                   Joseph  F. DeBerry, Vice-President,
                                   Secretary, Treasurer and Director
                                   (Principal Financial Officer)