Form 10KSB
period 1998-12-31
FULL TILT SPORTS INC
filed 1999-03-31
CIK 1062663

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934



     Commission File Number 0-24829

                     FULL TILT SPORTS, INC.
                     ----------------------
     (Exact name of registrant as specified  in its charter)

Colorado                                     84-1416864
--------                                     ----------
(State or other jurisdiction of              (I.R.S.Employer
incorporation or organization)               identification No.)

5525 Erindale Drive, Suite 200  Colorado Springs, Colorado  80918
----------------------------------------------------------  -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (719) 535-0260
                                                     ---------------
Securities registered pursuant to Section 12(b) of the Act:
                              None

Securities registered pursuant to Section 12(g) of the Act:

                      Title of each class

                Common Shares, $.001 par value
              ----------------------------------

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X
No                                                             -----
  -----

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $19,006.

The aggregate market value of the 358,275 Common Shares held by nonaffiliates of the Company as of March 30, 1999, was approximately $985,256.25 based upon the last reported sale of the Company's Common Shares of $2.75 per share.

The total number of Common Shares outstanding as of December 31, 1998 was 3,136,261.


              DOCUMENTS INCORPORATED BY REFERENCE:

                              None

Transitional Small Business Disclosure Format:    Yes        No   X
                                                     -----      -----

                       TABLE OF CONTENTS


PART I
                                                           Page
                                                           ----
     Items 1 and 2. Business and
               Properties..............................    1

     Item 3.   Legal
               Proceedings.............................    9

     Item 4.   Submission of Matters to a Vote of
               Security Holders .......................    9

PART II

     Item 5.   Market for Registrant's Securities
               and Related Shareholders Matters........    10

     Item 6.   Management's Discussion and Analysis
               or Plan of Operation....................    11

     Item 7.   Financial Statements and Supplementary
               Data....................................    14

     Item 8.   Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure..............................    14

PART III

     Item 9.   Directors, Executive Officers and
               Compliance with Section 16(a) of the
               Exchange Act ...........................    15

     Item 10.  Executive Compensation..................    17

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management...................    18

     Item 12.  Certain Relationships and Related
               Transactions............................    20

PART IV

     Item 13.  Exhibits, Reports on Form 8-K and
               And Financial
               Statements..............................    21

     Signature Page....................................    23

     Index to Financial Statements.....................    24

                     Additional Information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")

       Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include without limitation statements regarding the Company's plan of business operations and related expenditures, potential contractual
arrangements, anticipated revenues and related expenditures.   Factors
that could cause actual results to differ materially include, among others, the following: acceptability of the Company's products in the retail market place, general economic conditions, tax legislation and the overall state of the retail clothing industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

ITEMS 1. AND 2.     BUSINESS AND PROPERTIES

General
-------

     Full Tilt Sports, Inc. (the "Company") is a Colorado corporation incorporated on June 30, 1997. The Company was organized to manufacture and distribute an apparel line of sportswear capitalizing
on the attitude encompassed in its name "Full Tilt Sports".   The
Company completed its initial capitalization in June, 1998. The Company raised $261,400 in two private placements exempt from the registration requirements of the Securities Act of 1933. Proceeds from those offerings, together with other recent financing, have been used for organization and administration expenses, and working capital for inventory and other operating expenses.

     The Company filed a Form 10-SB Registration Statement pursuant to
Section 12 (g) of the Securities Exchange Act of 1934, to register its shares of Common Stock, par value $.001 per share, effective October 23, 1998. As of March 8, 1999, the Company's Common Stock began trading in the over-the-counter market and is quoted on the NASD Bulletin Board under the symbol "FTSX". Prior to that, there was no established trading market for the Common Shares. The Company currently has approximately 60 shareholders.

Description of Business
-----------------------

     The Company has developed a line of casual sportswear for the retail clothing market bearing the trademark and logo "Full Tilt" and/or "Flip The Switch" (the "Apparel Line"). The Company's initial focus has been production of lifestyle and athletic apparel which management intends to be distributed through department stores and sporting goods retail stores. The Company's target market for sales of the Apparel Line is retail purchasers of casual and sports apparel, of both sexes and of all ages. Current products include t-shirts, golf shirts, sweat shirts, hats and fleece items. The Company has very limited revenues to date, as the Company has been in the organizational stage and a only a limited number of apparel items have been distributed for promotional purposes. Activities to date have been limited to the manufacture of sample products, test marketing, advertising, promotional distribution, obtaining endorsement contracts
and contacting potential  distributors.   The Company must be
considered in the promotional stage and in the very early phases of its development, embarking upon a new venture. Prospective investors should be aware of the difficulties encountered by such enterprises, as the Company faces all the risks inherent in any new business, including the absence of any prior operating history, need for working capital, lack of market recognition and intense competition. The Company operates exclusively in one industry, the retail apparel industry.

     The design of the Company's current products has been developed through product research by the Company. For future product design, the Company has retained the services of Fine Products, Inc. and Majestic West Custom Embroidery & Screenprinting. These companies have experience in the retail industry and will assist the Company in designing and manufacturing products to specifications that are desirable in the marketplace. These companies will further assist the Company in determining the pricing of the its products to insure competitive pricing.

     To date, the Company has taken significant steps toward achieving its goals, although they are not yet generating profit. These steps include developing an appealable logo and trademark, and negotiating to secure the rights to those marks. Manufacturers have been engaged to produce initial sample inventories which received favorable reviews from customers and retailers. The Company enhanced the quality of its initial products and retained experienced assistance for future design, manufacturing and sales. Professional athletes have promoted the Company's products and several high profile athletes have executed endorsement contracts with the Company. Additional athletes are negotiating with the Company for such endorsements. The Company's products have been advertised in the media and additional future advertisement has been contracted. The Company had its first order placed by a committed retailer for distribution and is in the process of obtaining additional commitments.

     Production     As with most apparel companies of the size of the
Company, the Company does not manufacture its products itself, but contracts with independent third party manufacturers to produce its products as a private label. This allows the Company to preserve its working capital by not having to acquire manufacturing equipment, although this may result in higher costs for inventory and less profit than if the Company performed the manufacturing itself. However, the Company does plan to eventually manufacture the products itself in order to increase its profit margins when demand exists and working capital permits.

     Presently, the Company is dependant on the third party manufacturers and there can be no assurance of a continued supply of products.
However, as there are many different alternative manufacturers and alternative product supplies available, the Company is confident that an adequate supply of its products will be able to be maintained in order to meet market demands.

     The Company initially produced a sample inventory of the Apparel Line of approximately 50 dozen items with its trademark logo. These items include t-shirts, golf shirts, sweat shirts, caps and fleece items. The Company engaged the services of independent third party manufacturers to manufacture this sample inventory which consisted of existing styles and colors. After manufacturing, the items were shipped to another party who embroidered or silkscreened the Full Tilt logo onto the item, and added the Company's label.

     After the initial sample inventory was manufactured and the Company received favorable responses from potential retail buyers and consumers, the Company engaged the services of additional third party manufactures to produce additional merchandise of superior quality, including approximately 60 golf shirts, 100 fleece items, 1000 hats, 1000 t-shirts and mock t-shirts and a samples of windshirts. All of these items were of superior quality than the initial sample inventory. Certain items, such as t-shirts, were of existing styles and colors available from the manufacturers. Other items such as caps and some fleece items were custom made to the Company's design and specifications.

     In the future, only final product inventory will be produced.
The final product inventory shall be produced directly for the Company by one or more manufacturers who are capable of producing all items required by the Company and to the Company's specifications. The items shall be of a higher quality, superior to the quality of the initial sample inventory and shall be produced with the Full Tilt logo and label. The Company is in the process of arranging for these manufacturers to produce its initial orders of inventory of the Company's final product. Future inventories may be expanded to include additional casual and athletic apparel and accessories, as determined by consumer demands.

     Manufacturers typically deliver their merchandise between four and six weeks after an order is placed. The manufacturers usually require payment within 30 days of delivery. The Company has sufficient working capital to make payments for the initial planned orders. Sportsfan, the first retailer placing an order for the Company's products, has agreed to make payment for its orders 30 days
from delivery.   Payment arrangements with future retailers will vary
depending upon the size of the order. Larger orders may require a deposit which will assist the Company in making payments to the manufacturers and preserve working capital. Department stores typically make large orders four to six months in advance at trade shows. There is a risk that the Company may not have sufficient working capital to place very large orders for inventory.

     The Company does not have a contract with any manufacturer for continued supply, but will place individual orders for inventory as needed. While management believes that the Company will have a ready source of materials and manufacturers for its apparel items, there is no assurance that such inventory can be acquired at desired costs and quality standards. The lack of a long term contract and business relationship with current sources of supply present a risk that the Company may not be able to acquire future inventory to meet demand.

     Marketing      Management of the Company believes that marketing
and future sales of the Apparel Line depend to a large degree on the uniqueness and attraction of the Full Tilt and Flip The Switch trademark and concept. Marketing efforts to date have included distribution of promotional apparel items to professional athletes such as members of the Denver Broncos football team and Colorado Rockies professional baseball team, sales at sports events such as golf tournaments, promotion through personal contacts of the management of the Company and sponsorship of sports teams who use promotional clothing items. Radio advertisements have been broadcast for several months on a syndicated radio show on over 200 AM and FM radio stations nationally. All of these efforts are designed to develop market recognition of the Full Tilt trade name and logo.

     Future marketing is anticipated to be centered on endorsement and
exposure by high profile professional athletes.    As of January 2,
1999, the Company has entered into Personal Services Endorsement Contracts with Bill Romanowski, Ed McCaffrey and Rod Smith, football players with the Denver Broncos Professional Football Team. The initial term of these agreements are for one year and require these athletes to provide appearances on behalf of the Company and to otherwise endorse the Company's products through various appearances in the media and at promotions, including providing autographs. The Company believes these athletes will appeal to both distributers and consumers. Several professional athletes with the Broncos Professional Football Team have made appearances on national television wearing the Company's products. Appearances have been made on ESPN, ESPN II, Fox

Sports, and CNBC. Additional appearances have been made on local news stations including channels 4 and 9 in Denver and channels 11 and 13 in Colorado Springs.

     The Company is also in the process of entering into endorsement contracts with Rick "Goose" Gossage, a potential candidate for induction into the Baseball Hall of Fame, and Mike DeJean, a baseball player with the Colorado Rockies Professional Baseball Team. The Company has contacted, and will continue to contact, as many other professional athletes as possible, to give them complimentary items and encourage their wear and use in a highly visible manner.

     The Company has employed Robert (Bobby) Stephenson as Vice President of Sales and Marketing, effective January 2, 1999. Mr. Stephenson will provide services to the Company to enhance sales and promotion of the Company's products, including special events and trade shows. Mr. Stephenson's employment contract is for a one year term commencing January 2, 1999, which shall be automatically renewed for additional terms unless terminated by the Company or Mr. Stephenson.

     Additional future marketing, subject to available working capital, will be made through advertising mediums such as television, print, catalogue distribution, Internet and a toll free telephone number for order intake. A catalogue has been planned for initial distribution in the Colorado Springs area, that will allow for direct purchase of the Apparel Line from the Company. The Company is presently completing design and lay-out of its first catalogue, which will carry the Company's complete line and provide for placement of orders through a toll free telephone number. The Company is in the process of having a Web Site deigned for Internet advertising on
personal computers logged onto the Internet.    The Web Site will be
initially for advertisement only, but may be used for taking orders at a later time.

     As the Company is seeking to limit its cash expenditures where ever possible, the Company is attempting to enter into agreements whereby advertisements are provided in exchange for merchandise and appearances by the athletes. On February 28, 1999 the Company entered into an agreement with radio station KKFN (AM 950) known as "The Fan", whereby the Company will receive advertising in exchange for merchandise and professional athlete appearances.

     Distribution        The Company's present method of distribution
has been of the sample inventory, as promotional gifts to members of numerous professional sports teams nationwide, sales and promotional gifts to personal contacts of the Company's management, sales at sporting events such as golf tournaments, and sales to sports teams such as soccer teams and clubs. In addition, items are provided to the sports teams and clubs for promotion of the Company. Approximately 30 dozen items of the sample inventory have been sold and 30 dozen items have been distributed as promotional items, primarily in the Colorado Springs and Denver metropolitan areas.

     The Company's future distribution plans are for the Apparel Line to be distributed primarily through department stores and retail sporting goods stores. The Company has already contacted the buyers for several retail outlets such as Gart Sports, Just for Feet, Nordstrom's and Dillard's department stores, and has received favorable responses. Management has been advised that such buyers are interested in its products subject to review of the final inventory of the Apparel Line and if sufficient advertisement is provided by the Company.

     As of fiscal year end December 31, 1998, the Company had not entered into any agreements with retailers, nor had any orders placed for merchandise. However, effective April 2, 1999, the Company has entered into an agreement for an order of merchandise with Sportsfan, a retailer of professional sports team merchandise and other sports apparel and accessories with several locations in Colorado. Payment shall be made by Sportsfan 30 days after delivery of the products by the Company. The products are planned to go on sale in the Sportsfan stores on April 4, 1999. Sportsfan has 10 stores in Colorado, one store in Wyoming and one store in Arizona. The Company plans media coverage on television and radio of its product debut. This is the first major order of the Company's merchandise.

     The Company anticipates distributing a catalogue for direct sales, initially in the Colorado Springs area and then nationwide if favorable results are achieved. The catalogue may include pictures and descriptions of the Company's apparel line products and instructions to place orders. A toll free telephone number may be provided, which customers can telephone to place orders, or orders may
be made through the mail.   The  catalogue customers may then be
billed directly for the desired items and the items may be shipped directly to the customer.

     While the Company has a firm commitment for distribution with one retailer, there is no assurance that the Company will have an assured source of distribution for its products. In addition, due to the recent entry of the Company into the retail clothing market, retailers may be reluctant to accept its products pending future demonstration of consumer demand and a ready source of inventory.

     Trademark The Company has developed the word and logo trademark "Full Tilt" and "Flip The Switch" with stylized lettering that they believe portrays an aggressive sports attitude. The Company would like to capitalize on the popularity of similar sports slogans, such
as "No Fear" and Nike's "Just Do It".   Therefore, the value of the
Apparel Line will depend to a large degree on name recognition of the Full Tilt and Flip The Switch trademarks, and a substantial effort will be made to exploit the names and logo in marketing the products. The Company has taken what it believes are appropriate steps to ensure that these trademarks will be protected and not challenged. These protective steps include use of the trademark in interstate commerce, applying for federal trademark registration with the U.S. Patent and Trademark Office (the "PTO) and registering the trademark with the Colorado Department of State.

     The Company has applied for trademark registration with the PTO for the Company's logo and for the words "Flip The Switch", "FTS" and "Full Tilt". As the Company is aware of a PTO registration of the trademark "Full Tilt" by World of Tops, Inc., a California corporation, for a similar use to the Company's use, the Company is in the process of negotiating a license agreement with World of Tops, Inc. for use of the word trademark. Full Tilt Wake Boards of Washington may have some rights in the word trademark and the Company has been negotiating with this company as well. The Company is of the opinion that rights to the word trademarks will be obtained.

     To apply for federal registration, the Company must first use the word or logo trademark in interstate commerce or commerce between the U.S. and another country. Before issuing a federal registration, the PTO determines whether there would be a conflict with an existing word or logo. If a conflict is determined to exist, the word or logo trademark application may be rejected by the PTO. A conflict exists when there would be a likelihood of confusion, that is, whether relevant consumers would be likely to associate the goods or services of one party with those of another party. To find a conflict, the word or logo trademark need not be identical, and the goods do not have to be the same. There are no assurances that the Company's logo trademark application will be accepted.

     Once the word or logo trademark is registered with the PTO, the Company is presumed to be the owner of the trademark for the goods and services specified in the registration, and to be entitled to use the trademark nationwide. The U.S. registration provides protection only in the United States and its territories. To obtain protection in other countries, the trademark must be registered in those counties. The federal trademark registration is good for ten years, but can be renewed.

     The Company has filed its corporate name "Full Tilt Sports" with the State of Colorado Secretary of State. This filing protects the name from registration by any other parties in Colorado. This registration, along with the use of the trademark, provides some protection of the Company's use of the trademark in Colorado.

     The Company has made use of the trademark in Arizona, Colorado and Texas through distribution of the Apparel Line in those states. The Company has also used the trademark in interstate commerce by manufacturing and distributing the Full Tilt Apparel Line between several states.

     The registration and use of the trademark does not assure that other prior users of the trademark do not exist. If a prior user exists, that user may request a court-ordered injunction prohibiting the Company's use of the trademark in that locale in a manner that conflicts with the prior user. However the federal registration of the trademark will protect the Company's use of the trademark in all other locations in the United States and its territories.

     The Company is aware of other uses of the trademark Full Tilt for purposes unrelated to the Company's use but does not anticipate a challenge from these users. There is a state registered "Full Tilt" trademark in Massachusetts for clothing and a common law use of the trademark by Full Tilt Wake Boards, a snowboard manufacturer Washington. As above mentioned, the Company has already contacted Full Tilt Wake Boards, and the Company does not consider the use of the trademark in these two states a detriment to marketing Full Tilt Apparel Line on a national basis. However, the Company cannot guarantee that a challenge will not arise in the future to the use of the name in a particular location.

     Research and Development      The Company did not commission a
formal market or feasibility study as part of its research and development in regard to sale of the Full Tilt Apparel Line. Due to the cost and delay inherent in obtaining such a market study, the Company has determined to proceed on the basis of its own estimates. Estimates as to sale of the Full Tilt Apparel Line, and projected revenues were made by officers and directors. The Company designed the initial inventory of products after consulting with various
manufactures and distributors.   The Company has distributed the
sample inventory of the Apparel Line through sales and promotions, and has received a favorable response as to the acceptability of the Apparel Line in the marketplace and that items will be sold, and refined latter inventories accordingly. Future design of products shall be made with the assistance of companies specializing in design,
manufacturing and sales of  this type of product.   However, there is
no assurance that the Apparel Line will be accepted by the public.

     Risk Factors        In addition to its status as a development
stage enterprise, the Company faces numerous risks in connection with the operation of its business. These risks include competition from established entities, lack of a proven market for the Company's merchandise, lack of an assured manufacturer for its product, dependance on endorsements with professional athletes and dependence on key personnel. While management will do its best to mitigate these risks through implementation of the Company's business plan, there is no assurance such efforts will be successful.

     1. Limited Capitalization and Lack of Working Capital. The Company has extremely limited capitalization and is dependent on the proceeds of offerings, achieving profitable operations and receipt of additional financing to continue as a going concern. Proceeds from offerings have been budgeted for a limited period of time and the Company will likely require additional capital from outside sources. Although the Company will endeavor to finance its working capital needs through additional debt or equity financing, there is no assurance that this financing can be obtained on terms acceptable to the Company.

     2.   No Assurance of Product Acceptance.   The Company has no
certainty that the marketplace will accept their products as a desirable retail clothing and accessory item, or if the Company's Full Tilt trademark and concept as endorsed by professional athletes will be accepted and desired by consumers. The Company has no assurance that the acceptance of the Company's products will be in sufficient numbers to achieve sufficient revenues and profit.

     3. Dependence on Key Personnel; Lack of Operating Experience. Due in part to its lack of operating history, success of the Company will depend upon the management efforts and expertise of certain of its officers, Messrs. Roger Burnett and Joseph DeBerry. Such individuals will be responsible for overseeing manufacturing, marketing and distribution of the Company's products and merchandise, operation of the business and expansion into additional markets. However, such individuals have little experience in the operation of a business such as that of the Company. All of these individuals are former members of professional baseball organizations and have spent a majority of their adult life participating in baseball. Messrs. Burnett and DeBerry may retain the services of outside consultants to assist in management and operation of the business where appropriate. While management believes it has the requisite expertise to operate the Company's business, there is no assurance that those efforts will result in profit to the Company. Further, the loss of any of these individuals could adversely effect the conduct of the Company's business. The Company does not intend to obtain key man insurance on the life of any of its officers or directors.

     4.   Intense Competition.               Competition in the
apparel industry is very intense. There are numerous manufacturers and distributors marketing sporting apparel throughout the United States, most with personnel and financial resources substantially greater than the Company. There already exists many apparel lines which base their marketing on a name or slogan, such as Nike, Mossimo, No Fear and Reebok which currently dominate the industry. Many of these apparel lines are well established in the marketplace with the
consumers and the retail outlets.   The Company's general concept is
not unique and the Company will have to establish itself as a desirable apparel line of clothing in an established marketplace. Due to the Company's status as a development stage enterprise, the Company is at a competitive disadvantage with regard to financial and personnel resources, vis-a-vis its competitors. Investors should be aware of the competitive environment in which the Company operates.

     Employees      As of fiscal year end December 31, 1998, the
Company employed three individuals, all of whom are also officers of the Company. Roger Burnett, President and Joseph DeBerry, Vice President currently serve on a full-time basis and are responsible for day-to-day operation of the Company and the marketing, production and distribution of the Full Tilt Apparel Line, as well as strategic planning and expansion of the Company's business. Fisher DeBerry, Executive Vice President and a director of the Company, currently devotes only a minor portion of his time to the Company and assists in marketing and promotion.

     Messrs. Burnett and Joseph DeBerry currently serve pursuant to one year employment agreements executed with the Company effective
September 1, 1998.   Each of these individuals will be compensated at
the rate of $30,000 per annum, plus health insurance and other benefit plans maintained for the benefit of all employees of the Company. Shares of Common Stock of the Company has also been issued to these individuals in lieu of a salary of salary in an effort to minimize cash expenditures by the Company.

     As of the date of this Report, the Company entered into an employment agreement with Bobby Stephenson for the position of Vice President of Sales and Marketing. Mr. Stephenson will provide services to enhance the sales and marketing of the Company's products and merchandise, and will be compensated with an annual salary of $48,000, plus commissions and 80,000 shares of Common Stock of the Company.

     The Company does not expect any additional significant changes in the number of employees over the next twelve months. Manufacturing will be contracted to outside entities. From time-to-time, the Company also engages the services of outside consultants to assist in the Company's business, including attorneys, accountants, and marketing and advertising personnel. The Company may engage the services of additional individuals in the future as the needs of its business dictate and the financial resources of the Company permit.


ITEM 3.   LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or any of its officers or directors in their capacities as such) is a party or to which the property of the Company is subject is pending and no such legal proceeding is known by management of the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held no shareholder's meetings during the fiscal year covered by this Report.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SHAREHOLDER
          MATTERS

     As of March 8, 1999, the Company's Common Shares were traded in the over-the-counter market and were quoted on the NASD Bulletin Board under the symbols "FTSX ". Prior to that, there was no established trading market for the Common Stock. The following table sets forth the range of high and low bid quotations as reported for the Common Shares of the Company, for the period from January 1 to the date of the filing of this Report. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.


                                        Common Shares
          FISCAL YEAR 1999              High      Low
          ---------------------------------------------
          First Quarter                 $3.00     $2.00
          (Jan. 1 through March 31)


     The number of record holders of the Common Shares as of December 31, 1998 was approximately 25, including nominees of beneficial owners. The Company estimates that there are approximately 90 beneficial owners of its Common Shares, as of the filing of this Report.

     Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Shares have been paid or declared by the Company to date, nor does the Company anticipate that dividends will be paid in the foreseeable future.

     As of the date of this filing, a total of 150,000 shares were designated Series A Preferred Stock, of which 50,000 were issued. All of the issued shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of the net profits of the Company, also payable in cash. The Company may redeem this preferred stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

          The Company's plan of operation for the twelve months ending December 31, 1999, is to produce superior quality merchandise, gain a market for its products, secure additional endorsements by professional athletes, and to otherwise gain acceptance in the marketplace and establish the long-term viability of its Full Tilt Apparel Line. The Company hopes to generate its first measurable revenues from sale of the Apparel Line in 1999, anticipated to be through retail sporting goods and department stores. Major components of that plan of operation include marketing and distribution of the merchandise and production of inventory sufficient to meet the anticipated demand. With the completion of two private placements in the first half of calendar 1998, and the private placement in the first half of 1999, management believes the Company is positioned to continue pursuing its plan.

     As of the date of the filing of this Report, the Company has made significant strides in fulfilling it business plan. The Company has entered into Endorsement Contracts with three Denver Bronco football players, and is in the process of negotiating endorsement agreements with two additional professional athletes including one member of the Colorado Rockies professional baseball team and a baseball hall of fame inductee. The Company has arranged for approximately $100,000 worth of advertising in exchange for merchandise and endorsements by the Bronco players. The Company has obtained an additional employee for sales development, and has entered into agreements with two companies to provide services in manufacturing, distribution and sales. The Company's product line has been increased with the addition of superior quality apparel. Of most importance, the Company has secured its first order for merchandise from a retailer specializing in sports apparel and accessories. The Company anticipates that the revenue from anticipated sales, along with proceeds from the private placement currently being offered, and its existing cash assets will be sufficient for the Company's operations for the next twelve months.

     The Company no longer plans to actively purse construction of a sports facility in order to preserve its working capital to further its objective of manufacturing, promoting and distributing its products. Therefore, the Company has no plans for third party financing to construct a sports facility. The Company may in the future consider this objective, but has no present plans concerning a sports facility.

Liquidity and Capital Resources

      Total shareholder's equity increased from $17,388 at December 31, 1997 to $100,266 as of December 31, 1998. From fiscal year end December 31, 1997 to December 31, 1998, the working capital of the Company increased an aggregate of $80,627. At December 31, 1998, the Company had working capital of $95,732, consisting of $122,639 of current assets and $26,907 of current liabilities. Coupled with the proceeds of the private placements completed subsequent to fiscal year end, management believes the Company has sufficient liquidity and capital to meet its requirements for the next 12 months.

     The Company completed two private placements during the twelve months ended December 31, 1998, and raised approximately $270,000. In April, 1998, the Company sold 50,000 shares of a newly created series of Preferred Stock to a single, accredited investor in a transaction exempt from the registration requirements of the 1933 Act. The Series A Preferred Stock was issued at a price of $1 per share and maintains a preference in liquidation over the Common Stock equal to $1 per share, and pays dividend of 10% per annum. The holder of the Preferred Stock will also share in any profits of the Company beginning 2 years after issuance, if not sooner converted.

     The Company also completed a private placement to a small group of investors pursuant to Regulation D, Rule 504 of the 1933 Act. The Company sold an aggregate of 21,140 units ("Units") for aggregate gross proceeds of $211,400 in an offering which was completed June, 1998. Each Unit sold in the offering consisted of 10 shares of Common Stock and 5 Common Stock Purchase Warrants (the "Warrants"). Each Warrant, in turn, enabled the holder to acquire an additional share of Common Stock for an exercise price of $1.50 per share through and including April 30, 1999. As a result of these two offerings, the Company received $269,333 from financing activities, which offset the $189,459 in cash used in operations during the year.

     The Company just conducted an offering through a private placement pursuant to Regulation D, Rule 505 of the 1933 Act. The offering of up to 500,000 shares of Common Stock of the Company, with an offering price of $1.50 per share, was offered to qualified individuals and entities on a best efforts basis. The proceeds of the offering are to be utilized for working capital and acquisition of inventory. The offering expired March 20, 1999, and the Company raised $360,000.

     The Company's liquidity is high relative to its needs, with total current assets comprised of $101,716 in cash, $10,303 in accounts receivable, and $10,037 in inventory, since it has not yet incurred significant expenses or cash outlays in the promotion or production of its products. However, the Company's expenses are expected to increase as the Company engages in increased marketing and promotion of its products. It is also anticipated that cash requirements for inventory will increase as orders for the Company's products are received.

     The Company shall attempt to conserve its cash by making payments in stock in limited circumstances. The Company has used stock to compensate the professional athletes who endorse the Company's products and will use stock in the future for such compensation when deemed in the Company's best interest. Partial compensation for employment, manufacturing and sales services agreements and advertisement have been in the form of stock. However, to meet the anticipated cash demands for the purchase of inventory, the Company is negotiating for a line of credit, which shall also be useful to demonstrate the financial strength of the Company to potential purchasers of its products.

     The Company's operations presently continued to use rather than provide cash. During the twelve months ended December 31, 1998, the Company used $189,459 in cash. Nonetheless, management is of the opinion that the Company has sufficient working capital to continue for the next twelve months. Thereafter, additional cash shall be required and the Company contemplates a possible public offering to meet that objective. Therefore, the Company will remain dependent on obtaining additional assets and achieving profitable operations and/or obtaining additional debt or equity financing to continue as a going concern.

Results of Operations

     During the fiscal year ended December 31, 1998, the Company realized a net loss of $182,866 (or $0.06 per share) on revenues of $19,006, compared to a net loss of $52,612 and no revenue for the fiscal year ended December 31, 1997. Revenues increased from the prior fiscal year 1997 due to sale of the Company's products at several promotional events and sales to individuals, as well as the Company being relatively inactive during the prior fiscal year.

     The Company was incorporated and started operations on June 30,1997. Accordingly, the fiscal year ended December 31, 1998 is compared to the period ended December 31, 1997, which is a six-month period from June 30, 1997 (date of inception) through December 31, 1997. As the prior period was of a shorter duration and the Company was relatively inactive during this period, expenses during the prior period were significantly less than during the latter period.

      During the prior fiscal year, the Company was only engaged in developing its product, exploring manufacturing options and test marketing its product. In fiscal year 1998, the Company became more aggressive in product promotion, as reflected in the significant increases in advertisement and promotion expenses. Advertising increased from $350 to $25,922 in fiscal year 1998. This increased advertising expense was due primarily to radio advertisements. Promotional expenses increased from $0 to $20,636 during this period as well. Expenses for sponsorship to promote the Company's products increased from $0 to $5,287 in the latter fiscal year. These increased expenses associated with advertisement and promotion are considered by management to be normal anticipated start-up costs associated with selling a new product line in the retail market.

     Expenses associated with overhead also increased from the prior fiscal year. This increase was anticipated as the Company was relatively inactive during the prior period. Administrative services
increased approximately $27,500 from the prior fiscal period.   During
the prior period, the Company's employees were only working part time. Therefore, salaries increased from $20,000 to $60,000 during the later period as full time employment was implemented. Professional fees increased from $8,476 in the former fiscal year to $24,442 in 1998 due to costs associated with the two private placements and Commission filing requirements These additional expenses in the latter period caused the Company to have a net loss before taxes of $182,866 for fiscal year 1998 compared to net loss of $52,612 for the prior fiscal year, when the Company's activities were limited.

     Management anticipates that the Company will continue losses until such time, if ever, the Company generates revenues from retail sales in an amount adequate to cover cost of goods and expenses.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements following
Part IV of this Report for a listing of the Company's financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two most recent fiscal years, there have been no changes in the Company's certified public accountants of the nature requiring disclosure pursuant to this item.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following individuals presently serve as officers and directors of the Company.

Name                     Age       Position
----                     ---       --------
Roger K. Burnett         29        President, Chief Executive Officer,
                                   Chief Financial Officer and Director

J. Fisher DeBerry        60        Executive Vice President and Director

Joseph F. DeBerry        28        Vice President, Secretary, Treasurer and
                                   Director

Bill M. Conrad           42        Director

Raymond E. McElhaney     42        Director


     Messrs. Burnett, Joseph DeBerry, J. Fisher DeBerry, Conrad and McElhaney should be considered "founders" and "parents" of the Company (as such terms are defined by rule under the Securities Exchange Act of 1934, as amended), inasmuch as each has taken initiative in founding and organizing the business of the Company.

     Messrs. Burnett, and Joseph DeBerry presently serve the Company pursuant to written employment contracts, effective September 1, 1998, for a term of 12 months, which shall continue thereafter on a year to year basis, unless terminated by the Company or employee. Mr. Fisher DeBerry serves at the will of the Board of Directors. All of the directors are currently serving a term of office until the next annual meeting of shareholders and until their successors are duly elected and qualified, or until they resign or are removed. Each of the foregoing individuals has served in his current position since the Company's inception in June, 1997.

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

     ROGER K. BURNETT.   Mr. Burnett graduated from Stanford
University, in Palo Alto, California, with a Bachelor of Arts in Business, where he was a two time Collegiate All-American at shortstop. From 1991 to 1995, Mr. Burnett was a member of the New York Yankees farm organization, playing short stop at the Single A and
Double A level of that organization.   From 1996 until inception of
the Company, Mr. Burnett worked on researching and developing the concept and feasibility of the Company.

      In his position as President, Mr. Burnett will be responsible for overseeing all of the Company's activities and strategic planning for future development.

     J. FISHER DeBERRY. Fisher DeBerry has been the head football coach for the Air Force Academy in Colorado Springs for fourteen years. In that capacity, he oversees a staff of assistant coaches, and together with the athletic director and university president, is responsible for all decisions affecting the football team. During his tenure with the Air Force Falcons, Mr. DeBerry has compiled a record of 104 wins and 56 losses, eleven of his thirteen teams having achieved a winning record and nine receiving a bowl bid. Prior to his position as head football coach, Mr. DeBerry was an assistant from
1980 to 1983.   Mr. DeBerry will assist in marketing and program
development for the Company.

     JOSEPH F. DeBERRY. Mr. DeBerry also played professional baseball from 1991 to 1995, as a member of the Cincinnati Reds and New York Yankees farm organizations. His most recent position was with the Kansas City Royals Double A farm organization, which he concluded early in 1997. During his two year assignment with the Yankees organization, Mr. DeBerry was responsible for establishing and overseeing weekly baseball camps with local area youths in Albany, New York. Mr. DeBerry attended college at Clemson University where he was twice named to the College All-American baseball team and participated in the 1991 College Baseball World Series. Prior to that, he was a stand-out athlete at Air Academy High School in Colorado Springs.

     As Vice President of the Company, Mr. DeBerry will be in charge of marketing, production and other day-to-day operations of the Company.

     BILL M. CONRAD.     Mr. Conrad is active in a number of business
endeavors, where he serves primarily in the area of corporate finance. He is presently vice-president, secretary, treasurer and a director of Wallstreet Racing Stables, Inc., a publicly traded Colorado corporation engaged in the acquisition, training, racing and sale of thoroughbred race horses. He has occupied that position since 1995. Mr. Conrad is the vice president of privately-held MCM Capital Management, Inc., a financial public relations company. From 1989 to early 1997, Mr. Conrad was the vice president of corporate development, secretary and a director of Consolidated Capital of North America, Inc., a publicly traded corporation at that time engaged in the real estate business.

     RAYMOND E. McELHANEY.    Mr. McElhaney also has a diverse
business background. He is presently president and a director of Wallstreet Racing Stables, Inc. He is also president of MCM Capital Management and was the president of Consolidated Capital of North America, Inc. from its inception in 1987 to 1997.

     Joseph DeBerry is the son of J. Fisher DeBerry. No other family relationships exist between any of the officers and directors of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table is a summary of the compensation paid to all executive officers of the Company during the period from inception of the Company, June 30, 1997, to the end of the fiscal year, December 31, 1998. No other executive officer receives compensation of any kind. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

                   Summary Compensation Table

Name and Position                     Year          Salary
-----------------                     ----          ------

Roger K. Burnett                      1997          $10,000
President, Chief Executive Officer,   1998          $30,000
and Chief Financial Officer

Joseph F. DeBerry                     1997          $10,000
Vice President, Secretary             1998          $30,000
and Treasurer

     Each of Messrs. Burnett and Joseph DeBerry presently serve the Company pursuant to one year employment contracts effective September 1, 1998. Pursuant to those contracts, each individual is entitled to annual compensation in the amount of $30,000. Each individual is also entitled to participate in health insurance and other benefit plans maintained for the employees of the Company, and to be reimbursed for reasonable out-of-pocket expenses incurred on behalf of the Company. The employment agreements may also be terminated by the Company for cause, or by the employee upon not less than sixty days advance written notice. Such individuals are also entitled to participate in the Non-Qualifying Stock Option and Stock Grant Plan discussed below.

     Employees receive no additional compensation for their services as directors of the Company. Directors are not currently compensated, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company. The Company reserves the right to enter into compensation arrangements with its directors in the future.

     Stock Option Plan        The Company has adopted a Non-Qualified
Stock Option and Stock Grant Plan (the "Plan") for the benefit of key personnel and others providing significant services to the Company.
An aggregate of 1,000,000 shares of Common Stock has been reserved for issuance under the Plan.

     The Plan is administered by the Board of Directors, which selects optionees and recipients of any stock grants, the number of shares and the terms and conditions of any options or grants to key persons defined in the Plan. In determining the value of services rendered to the Company for purposes of awards under the Plan, the Board considers, among other things, such person's employment position and relationship with the Company, his duties and responsibilities, ability, productivity, length of service or association, morale, interest in the Company, recommendation by supervisors and the value of comparable services rendered by others in the community. All options granted pursuant to the Plan are exercisable at a price not less than the fair market value of the shares of Common Stock on the date of grant.

     There is no taxable income to an optionee as a result of the grant of a Non-Qualified Stock Option unless the grant is at less than fair market value. However, an optionee incurs taxable income upon the exercise of a Non-Qualified Stock Option based on the difference between the fair value of the stock at the time of exercise and the exercise price. The Company is not entitled to a tax deduction upon the grant of a Non-Qualified Stock Option, but is entitled to a tax deduction upon exercise corresponding to the optionee's taxable income.

     There are no options outstanding under the Plan as of December
31, 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of December 31, 1998, there were a total of 3,136,261 shares of Common Stock of the Company and 50,000 Series A Preferred Shares of the Company outstanding, the only classes of voting securities of the Company currently outstanding. The Common Stock and the Series A Preferred Shares vote together as a single class, and each share is entitled to one vote.

     The following tabulates holdings of Common Stock of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. There are no officers or directors who own Preferred Stock and no holders of Preferred Stock of the Company who own beneficially more than 5% of the voting securities outstanding, and the table does not reflect up to 1,000,000 shares of Common Stock underlying the Company's Stock Option Plan. There are no officers or directors that are holders of Warrants, and therefore the table does not reflect 105,700 shares of Common Stock underlying Warrants currently exercisable at a price of $1.50 until April 13, 2000. The shareholders listed below have sole voting and investment power. The address of each of the beneficial owners is 5525 Erindale Drive, Suite 200, Colorado Springs, Colorado 80918. All ownership of securities is direct ownership unless otherwise indicated.

Name                        Number of Shares      Percent of Voting Securities
----                        ----------------      ----------------------------

Roger K. Burnett            704,618                         22.5%

Joseph F. DeBerry           704,618                         22.5%

J. Fisher DeBerry           800,000                         25.6%

Bill M. Conrad(1)           323,125                         10.3%

Raymond E. McElhaney(1)     245,625                          7.9%

All Officers and Directors
as a Group (5 persons)      2,777,986                       88.8%

    (1) Includes 5,625 shares held by MCM Capital Management, Inc. of which Messrs. McElhaney and Conrad are officers, directors and principal shareholders.

-----------------------

All of the individuals listed in the foregoing table are either officers or directors of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Recent Private Financing.   The Company commenced its
capitalization on June 30, 1997 by issuing 700,00 shares of its Common Stock each to Messrs. Burnett, Joseph DeBerry, Fisher DeBerry and Stephen K. Anderson, a former officer and director, for aggregate consideration of $20,000, or approximately $.007 per share. Messrs. McElhaney and Conrad, the sole members of the Board of Directors not involved in that transaction, approved the sale on behalf of the Company.

     Subsequently, on July 10, 1997, Messrs. McElhaney and Conrad acquired 250,000 shares of Common Stock each for aggregate consideration of $10,000, or $.02 per share. That transaction was approved by a majority of the disinterested directors at that time.

     In December, 1997, Messrs. Fisher DeBerry and Conrad each acquired an additional 100,000 shares of Common stock for aggregate consideration of $40,000, or $0.20 per share. This transaction was also approved by a majority of the disinterested directors.

     Finally, on August 1, 1998, Mr. Anderson resigned his position as officer, director and employee of the Company, and returned 600,000 shares to the Company treasury. Of the remaining shares, 95,000 were transferred to Mr. Conrad, and 5,000 shares were retained by Mr. Anderson. It was anticipated that Mr. Anderson would act as head of marketing for the Company, but he never acted as a founder, organizer or otherwise. Mr. Anderson decided to resign his position to pursue other business opportunities, and his employment agreement with the Company was terminated. Mr. Anderson received no compensation and all stock issued to him, with the exception of 5,000 common shares, were returned to the Company.

     Miscellaneous       The Company executed an Administrative
Services Agreement with MCM Capital Management, Inc. of Colorado
Springs to assist with the Company's administrative needs. The Agreement provides the Company with storage and warehouse space as well as bookkeeping, secretarial and other services on an as-needed basis for a period of one year at a rate of $2,500 per month beginning January 1, 1998. During the years ended December 31, 1997 and 1998, $32,500 was paid to MCM under this agreement. Messrs. McElhaney and Conrad, directors of the Company, are also officers, directors and principal shareholders of MCM Capital Management, Inc. The Company's offices are located in 2,500 sq. ft of office space that is subleased from MCM for the monthly rental of $2000. The Company signed a one year lease on February 1, 1999 for this space. The Company anticipates that this office space will be adequate for the term of the lease.

     The Company has an option to acquire property in Colorado Springs from an affiliate of the Company for a purchase price of $132,500, in order to construct an indoor sports facility. This real estate was acquired by J. Fisher DeBerry, Executive Vice President and a director of the Company, in anticipation of constructing this sports facility. In the event the Company acquires the property, it will be acquired by the Company for the same price paid by Mr. DeBerry, along with accrued interest to date. A portion of the purchase price would be paid with debt financing anticipated to be acquired by the Company.

     In July, 1998, Messrs. Joseph DeBerry and Burnett each acquired an additional 4,618 shares of Common Stock of the Company in consideration for services rendered to the Company in the months of May and June, 1998. Said consideration was in lieu of salary payable under the Employment Agreements that Messrs. Joseph DeBerry and Burnett have entered into with the Company. That transaction was approved by a majority of the disinterested directors at that time.

     In July, 1998, MCM Capital Management, Inc. acquired 5,625 shares of Common Stock of the Company for consideration of service and satisfaction of accounts payable under the Administrative Services Agreement. The Board of Directors is of the opinion that each of these transactions were no less favorable than could be obtained from an unaffiliated third party.

                            PART IV

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

     (a)  Exhibits.

          Except as otherwise indicated, each of the following documents were included as exhibits to the Company's Registration Statement on Form 10-SB filed under the Securities Act of 1934, File No. 0-24829 and are incorporated herein by this reference.

     Exhibit No.
     -----------

     2         Not applicable.

     3.1       Articles of Incorporation of the Company as filed
               June 30, 1997 with the Secretary of State of the State of Colorado.

     3.2 Articles of Amendment of the Articles of Incorporation of the Company as filed April, 15, 1998 with the Secretary of State of the State of Colorado.

     3.3       Bylaws of the Company.

     4.1 Form of Certificate for Common Shares, $.0001 par value per share.

     4.2       Form of Warrant Certificate

     9         Not applicable.

     10.1 Employment Agreement, by and between the Company and Roger K. Burnett, dated August 5, 1997

     10.2 Employment Agreement, by and between the Company and Joseph F. DeBerry, dated August 5, 1997

     10.3 Non-Qualified Stock Option and Stock Grant Plan, dated July 1, 1998

     10.4      Stock Option Agreement

     10.6      Administrative Services Agreement, dated January
               1, 1998

     11        Not applicable.

     13        Not applicable.

     16        Not applicable.

     18        Not applicable.

     21        Not applicable.

     22        Not applicable.

     23        Not applicable.

     24        Not applicable.

     27        Financial Data Schedule*

     99        Not applicable.

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fourth quarter of the period covered by this report.

     (c)  Financial Statements and Schedules.

          The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this
          Report.

          * filed herein

                           SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado on the 30th day of March, 1999.

                              FULL TILT SPORTS, INC.


                              By: /s/ Roger K. Burnett
                                 -------------------------------------
                                      Roger K. Burnett, President,
                                      Chief Executive Officer, Chief
                                      Financial Officer and Chairman of
                                      the Board

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                           Title                       Date
----------                           -----                       ----

/s/ Roger K. Burnett      President, Chief Executive Officer,    March 30, 1999
------------------------  Chief Financial Officer and Chairman   --------------
Roger K. Burnett          of the Board of Directors


/s/ J. Fisher DeBerry     Executive Vice President and Director  March 30, 1999
------------------------                                         --------------
J. Fisher DeBerry


/s/ Joseph F. DeBerry     Vice President, Secretary, Treasurer   March 30, 1999
------------------------  and Director                           --------------
Joseph F. DeBerry

/s/ Bill M. Conrad        Director                               March 30, 1999
------------------------                                         --------------
Bill M. Conrad

/s/ Raymond E. McElhaney  Director                               March 30, 1999
------------------------                                         --------------
Raymond E. McElhaney

                   FULL TILT SPORTS, INC.
               (A Development Stage Company)
               INDEX TO FINANCIAL STATEMENTS


                                                         Page
                                                         ----

Independent Auditors Report............................  F-1

Balance Sheet at December 31, 1998.....................  F-2

Income Statements......................................  F-3

Statement of Shareholders' Equity......................  F-4

Cash Flow Statements...................................  F-5

Notes to Financial Statements..........................  F-6 to F-11

                     FULL TILT SPORTS, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

               With Independent Auditors' Report

              For The Year Ended December 31, 1998
  And The Period June 30, 1997 (Inception) Through December 31, 1998

                  Independent Auditors' Report
                  ----------------------------


We have audited the accompanying balance sheet of Full Tilt Sports, Inc.(a development stage company), as of December 31, 1998, and the related statements of income, shareholders' equity and cash flows for the period June 30, 1997 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Full Tilt Sports, Inc. at December 31, 1998 and the results of its operations and its cash flows for the period June 30, 1997 (inception) through December 31, 1998 in conformity with generally accepted accounting principles.



Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
March 1, 1999

Full Tilt Sports, Inc.
(A Development Stage Company)
Balance Sheet
------------------------------------------------------------------------

                                                                December
                                                                31, 1998
ASSETS                                                          --------

Current Assets
   Cash                                                         $101,716
   Accounts Receivable (Less an Allowance of $-0-)                10,303
   Inventory - Merchandise                                         8,573
   Prepaid Supplies                                                1,464
   Deposits                                                           50
   Organizational Costs (Less amortization of $228)                  533
                                                                     ---

Total Current Assets                                             122,639
                                                                 -------

Property, Plant, and Equipment
   Furniture and Equipment                                         6,845
                                                                   -----

Total Property, Plant, and Equipment                               6,845
   Less Accumulated Depreciation                                  (2,311)
                                                                   -----
Net Property, Plant, and Equipment                                 4,534
                                                                   -----

TOTAL ASSETS                                                     127,173
                                                                 =======

LIABILITIES

Current Liabilities
   Accounts Payable                                               18,600
   Accrued Salaries                                                2,500
   Preferred Dividends Payable                                     3,589
  Other Accrued Expenses                                           2,218
                                                                   -----

Total Current Liabilities                                         26,907
                                                                  ======

STOCKHOLDERS' EQUITY

   Preferred Stock (Authorized 5,000,000 Shares
      Par Value $.01; 50,000 Shares Issued And Outstanding)          500

   Common Stock (Authorized 25,000,000 Shares
      Par Value $.001; 3,136,261 Shares Issued and Outstanding)    3,136

   Additional Paid In Capital                                    335,697
   Retained Deficit Accumulated During the Development Stage    (239,067)
                                                                 -------

Total Stockholders' Equity                                       100,266
                                                                 -------

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                       $127,173
                                                                 =======


The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Income Statements
------------------------------------------------------------------------------

                                                   June 30, 1997 June 30, 1997
                                            Year     (Inception)  (Inception)
                                            Ended      Through      Through
                                           December   December     December
                                           31, 1998    31, 1997    31, 1998
                                           --------    --------    --------

REVENUE                                     $19,006           $0       $19,006
                                            -------           --       -------

COST OF GOODS SOLD                           15,622            0        15,622
                                             ------            -        ------

GROSS PROFIT                                  3,384            0         3,384
                                              -----            -         -----

GENERAL AND ADMINISTRATIVE EXPENSES
   Administrative Services                   30,000        2,500        32,500
   Advertising                               25,922          350        26,272
   Amortization                                 152           76           228
   Depreciation                               1,512          799         2,311
   Design Expense                             2,540            0         2,540
   Entertainment                              1,211            0         1,211
   Offering Expense                               0       14,877        14,877
   Office and Miscellaneous Expenses          4,773        2,062         6,835
   Payroll Tax                                5,082        1,766         6,848
   Professional Fees                         24,442        8,476        32,918
   Promotion                                 20,636            0        20,636
   Salary                                    60,000       20,000        80,000
   Samples Expense                            1,548            0         1,548
   Sponsorships                               5,287            0         5,287
   Telephone                                  4,834        1,275         6,109
   Travel                                     1,433          366         1,799
                                              -----          ---         -----

Total General and Administrative Expense    189,372       52,547       241,919


INCOME (LOSS) FROM OPERATIONS              (185,988)     (52,547)     (238,535)
                                           ---------     --------     ---------

OTHER INCOME (EXPENSE)
   Interest Income                            3,285            0         3,285
   Interest (Expense)                          (163)         (65)         (228)
                                               -----         ----         -----

Total Other Income (Expense)                  3,122          (65)        3,057
                                              -----          ----        -----

INCOME (LOSS) BEFORE TAXES                 (182,866)     (52,612)     (235,478)
                                           ---------     --------     ---------

   Provision for Income Taxes                     0            0             0
                                                  -            -             -

NET (LOSS)                                ($182,866)    ($52,612)    ($235,478)
                                          ----------    ---------    ----------

Preferred Stock Dividends Applicable
to the Period                                (3,589)           0
                                             -------           -

Net (Loss) Applicable to Common
Stockholders                               (186,455)           0
                                           ---------           -


Basic (Loss) Per Common Share                ($0.05)      ($0.02)

Weighted Average Shares Outstanding       3,972,830    3,333,333
                                          =========    =========


The Accompanying Notes Are An Integral Part Of These Financial Statements.


Full Tilt Sports, Inc.
(A Development Stage Company)
Statement of Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                                                Preferred Stock Common Stock
                                     Number of   Number of                        Capital Paid  Capital Paid
                                       Common    Preferred   Preferred   Common   In Excess Of  In Excess Of  Accumulated
                                       Shares      Shares      Stock     Stock     Par Value       Par Value   (Deficit)    Total
                                       ------      ------      -----     -----     ---------       ---------   ---------    -----
Balance at June 30, 1997                     0           0          $0       $0              $0          $0          $0        $0

July 5, 1997 For Cash
@ $.0071 Per Share                   2,800,000           0                2,800                      17,200                20,000
July 7, 1997 For Cash
@ $.02 Per Share                       500,000           0                  500                       9,500                10,000

December 1997 For Cash
@ $.20 Per Share                       200,000                              200                      39,800                40,000

Net (Loss) December 31, 1997                                                                                    (52,612)  (52,612)
                                     ---------   ---------   --------- --------       ---------   ---------     --------  --------

Balance At December 31, 1997         3,500,000           0           0    3,500               0      66,500     (52,612)   17,388

April 14, 1998 For Cash
@ $1 Per Share                                      50,000         500        0          49,500                            50,000

Private Stock Offering:
June 30, 1998 For Cash
@ $1 Per Share                         211,400                              211                     211,189               211,400
(Less Deferred Offering Costs)                                                                      (11,927)              (11,927)

June 30, 1998 Services Valued
@ $1 Per Share                          14,861                               15                      14,845                14,860

August 1, 1998 Cancelled Shares
@.001 Par Value                       (600,000)                            (600)                        600                     0

November 3, 1998  Services
Valued @ $.50 Per Share                 10,000                               10                       4,990                 5,000

Preferred Dividends Declared                                                                                     (3,589)   (3,589)

Net (Loss) December 31, 1998                                                                                   (182,866) (182,866)

Balance at December 31, 1998         3,136,261      50,000        $500   $3,136         $49,500    $286,197   ($239,067) $100,266
                                     =========      ======        ====   ======         =======    ========   ========== ========


               The Accompanying Notes Are An Integral Part Of These Financial Statements.


Full Tilt Sports, Inc.
(A Development Stage Company)
Statements of Cash Flows
------------------------------------------------------------------------------

                                                   June 30, 1997 June 30, 1997
                                              Year   (Inception)  (Inception)
                                              Ended    Through      Through
                                            Decembe    December     December
                                            31, 1998   31, 1997     31, 1998
                                            --------   --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                       ($182,866)  ($52,612)   ($235,478)
Adjustments to Reconcile Net Loss to Net
Cash Provided By Operating Activities

Items Not Affecting Cash Flows:
   Depreciation Expense                        1,512        799        2,311
   Amortization Expense                          153         76          229

   (Increase) In Accounts Receivable         (10,303)          0     (10,303)
   (Increase) In Inventory                   (10,037)          0     (10,037)
   (Increase) Decrease In Stock S
   ubscriptions Receivable                    10,000     (10,000)          0
   Decrease In Other Assets                        0        (812)       (812)
   Increase In Accounts Payable                2,557      16,043      18,600
   Increase (Decrease) In Accrued Salaries         0       2,500       2,500
   Increase (Decrease) In Other Accrued
   Expenses                                     (475)      2,693       2,218

Net Cash Used By Operating Activities       (189,459)    (41,313)   (230,772)
                                            ---------    --------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                      (4,449)     (2,396)     (6,845)
                                              -------     -------     -------

Net Cash Used By Investing Activities         (4,449)     (2,396)     (6,845)
                                              -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Common Stock                  219,333      70,000     289,333
   Issuance of Preferred Stock                50,000           0      50,000
                                              ------           -      ------

Net Cash Provided By Financing Activities    269,333      70,000     339,333
                                             -------      ------     -------

Net Increase In Cash                          75,425      26,291     101,716

Cash At Beginning Of Year                     26,291           0           0

Cash At End Of Year                         $101,716     $26,291    $101,716
                                            ========     =======    ========

Non-Cash Activities:

Common Stock Issued For Services             $19,860          $0     $19,860
                                             =======          ==     =======


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period June 30, 1997 (Inception) Through December 31, 1998
------------------------------------------------------------------

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization

On June 30, 1997 Full Tilt Sports, Inc. (the Company) was incorporated under the laws of Colorado. The Company's primary purposes are to develop and market the Full Tilt line of clothing apparel and secondly to organize and develop one or more indoor multi-sport facilities in the United States.

Developmental Stage

The Company is currently in the developmental stage and has no significant revenues from operations to date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation

Property and equipment is depreciated using the straight line method over the estimated economic lives ranging from 3 to 7 years.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest during the year ended December 31, 1998 and 1997 was $163 and $65, respectively. Cash paid for income taxes for the year ended December 31, 1998 and 1997 was $ -0-. There were no noncash investing and financing transactions.

Full Tilt Sports, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period June 30, 1997 (Inception) Through December 31, 1998
-------------------------------------------------------------------

Note 1 - Organization and Summary of Significant Accounting Policies (Cont'd)
-----------------------------------------------------------------------------

Basic Earnings (Loss) Per Common Share

The net income (loss) per common share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding at December 31, 1998 and 1997. The effect of the outstanding common stock warrants would be antidilutive, therefore, they are not included in the basic earnings per share calculation.

Advertising

Advertising is expensed when incurred.

Inventory

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.


Note 2 - Equity
---------------

The Company initially authorized 30,000,000 shares of stock, of which 5,000,000 shares are $.01 par value preferred stock and 25,000,000 shares are $.001 par value common stock. On July 5, 1997 the Company issued 2,800,000 shares of common stock for $.0071 or $20,000. On July 7, 1997 the Company issued 500,000 shares of common stock for $.02 per share or $10,000. On December 31, 1997 the Company issued 200,000 shares of common stock for $.20 per share or $40,000.

In September 1997 the Company offered to sell up to 500,000 shares of common stock for $1.00 per share, based on a best efforts basis to Colorado residents only. The minimum was 300,000 shares and the maximum 500,000 shares for a total offering of $500,000. The shares of common stock were proposed to be issued pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 504, of the Securities Act of 1933, as amended, and from an exemption to registration provided by Section 11-51-308(l)(p) of the Colorado Securities Act.

Full Tilt Sports, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period June 30, 1997 (Inception) Through December 31, 1998
-------------------------------------------------------------------


Note 2 - Equity (continued)
---------------------------

In November 1997 the Company decided to terminate this offering.
The offering costs were deducted as part of operations in 1997.

In April 1998 the Company offered to sell up to 50,000 units (the
"Units") at $10.00 per Unit, based on a best efforts basis. Each Unit was comprised of 10 shares of $.001 par value common stock and 5 common stock purchase warrants. The warrants can be exercised at anytime to purchase 1 share of common stock for $1.50 until April 13, 2000. The minimum was 15,000 Units and the maximum 50,000 Units for a total offering of $500,000. The shares of common stock contained in the Units were to be issued pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 504, of the Securities Act of 1933, as amended, and to an exemption to registration provided by Section 11-51-308(l)(p) of the Colorado Securities Act.

In June 1998 the Company completed the offering and sold 21,140 units including 211,400 shares of common stock and 105,700 warrants for $211,400. After deferred offering costs of $11,927, the Company netted $199,473 from the offering.

In June 1998 the Company issued 14,861 shares of common stock valued at $1 per share for services rendered to the Company.

In August 1998 a shareholder of the Company donated 600,000 shares of common stock back to the Company at which time the shares were canceled.

In November 1998 the Company issued 10,000 shares of common stock valued at $.50 per share for services rendered to the Company.

Full Tilt Sports, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period June 30, 1997 (Inception) Through December 31, 1998
-------------------------------------------------------------------


Note 2 - Equity (continued)
---------------------------

In April 1998 the Articles of Incorporation were amended to authorize the issuance of 150,000 shares of Series A Voting Convertible Preferred Stock to be issued at the discretion of the Board of Directors for $1 per share. The Series A Convertible Preferred Stock has senior preferential fixed dividends at the rate of 10% per annum ($.10 per year) pro rated to the date of issuance, for a period of 24 months after issuance, payable annually on or before December 31 of each such calendar year before any dividend shall be declared or paid upon or set apart for the Common Stock. Beginning on the first day of the 25th month and continuing until the expiration of 60 months from the date of issuance, unless sooner converted, the dividend shall be calculated as 3.75% of the "net profits" of the Corporation and payable annually on or before 90 days from the closing of the
Corporation's fiscal year.   The Series A Convertible Preferred Stock
automatically converts to common stock in 5 years from the date of issuance. The conversion rate will be subject to adjustments in certain events, including stock splits and dividends.

The Board of Directors is authorized to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of those shares.

On April 14, 1998, the Company sold 50,000 shares of series A preferred stock for $50,000 or $1.00 per share.

At December 31, 1998 Preferred Dividends of $3,589 were declared.


Note 3 - Stock Option Plan
--------------------------

The Company has adopted a Non-Qualified Stock Option and Stock Grant Plan for the benefit of key personnel and others providing significant services to the Company. An aggregate of 1,000,000 shares of common stock has been reserved for issuance under this plan. There are no options outstanding under this plan as of December 31, 1998 and 1997.

Full Tilt Sports
(A Development Stage Company)
Notes To Financial Statements
For The Period June 30, 1997 (Inception) Through December 31, 1998
------------------------------------------------------------------


Note 4 - Income Taxes
---------------------

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting For Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

        Deferred tax asset              $47,032
        Valuation allowance              47,032
                                         ------
                                        $  -0-
                                         ======

The net change in the valuation allowance for the year ended December 31, 1998 was $35,510.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                  Temporary           Tax
                                  Difference          Effect
                                  ----------          ------
Net operating loss carry forward:  $235,158          $47,032
                                   ========          =======

The net operating loss carry forward will expire in the years 2012 and 2013.



Note 5 - Related Party Events
-----------------------------

The Company has executed an Administrative Service Agreement with a company owned by directors of the Company for $2,500 per month for a twelve year period beginning January 1, 1998.

The Company has an option to acquire property purchased by an officer/director.

The Company entered into employment agreements for $30,000 per year with two of its officers. The initial term of this agreement commenced September 1, 1998 and will terminate on August 31, 1999, and shall continue thereafter on a year to year basis unless terminated by the Company.

Full Tilt Sports
(A Development Stage Company)
Notes To Financial Statements
For The Period June 30, 1997 (Inception) Through December 31, 1998
------------------------------------------------------------------


Note 6 - Subsequent Events
--------------------------

In January 1999 the Company commenced another private placement for 500,000 shares of common stock for $1.50 per share for a maximum of $750,000. There has been $360,000 received as a result of this placement.

In January 1999 the Company signed endorsement contracts with professional athletes in exchange for common stock.

Additionally, the Company issued common stock shares in exchange for employee services and consulting.