Form 10QSB
period 1999-03-31
FULL TILT SPORTS INC
filed 1999-05-17
CIK 1062663

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 1999
                                        --------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



               Commission file number     0-24829
                                     -----------------

                        FULL TILT SPORTS, INC.
                        ----------------------
        (Exact name of registrant as specified in its charter)

     Colorado                                          84-1416864
------------------                                 -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

5525 Erindale Drive, Suite 200, Colorado Springs, Colorado        80918
----------------------------------------------------------      ----------
(Address of principal executive offices)                        (Zip Code)

                            (719) 535-0260
                  -----------------------------------
         (Registrant's telephone number, including area code)

      5525 Erindale Drive, Suite 201, Colorado Springs, Colorado
      ----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  XX    No
                                              ------    ------

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class of Stock                    Amount Outstanding
           ------------------             ----------------------------
            $.001 par value               3,690,779 shares outstanding
              Common Stock                       at May 17, 1999

                     FULL TILT SPORTS, INC.



                             Index

                                                             Page
                                                             ----
Part I - FINANCIAL INFORMATION


     Item 1.   Financial Statements...........................1-5

     Item 2.   Management's Discussion and Analysis Or
               Plan of Operation..............................6-7

Part II - OTHER INFORMATION.....................................7

SIGNATURES......................................................9

Full Tilt Sports, Inc.
(A Development Stage Company)
Balance Sheets
------------------------------------------------------------------------
                                                  Unaudited    Audited
                                                    March     December
                                                   30, 1999    31, 1998
                                                   --------    --------
ASSETS

Current Assets
   Cash                                             $355,636    $101,716
   Accounts Receivable (Less an Allowance of $-0-)     2,702      10,303
   Inventory                                           3,247       8,573
   Prepaid Supplies                                      968       1,464
   Prepaid Personal Services                         179,062           0
   Prepaid Trade Agreements                           42,900           0
   Prepaid Salaries                                   75,000           0
   Prepaid Other                                         947           0
                                                         ---           -

Total Current Assets                                 660,462     122,056
                                                     -------     -------

Property, Plant, and Equipment
   Furniture and Equipment                            20,278       6,845
                                                      ------       -----

Total Property, Plant, and Equipment                  20,278       6,845
   Less Accumulated Depreciation                      (3,296)     (2,311)
                                                       -----       -----

Net Property, Plant, and Equipment                    16,982       4,534
                                                      ------       -----

Other Assets
   Deposits                                            2,000          50
   Prepaid Personal Services                          49,271           0
   Organizational Costs (Less amortization
   of $266 and $228)                                     495         533
                                                         ---         ---

Total Other Assets                                    51,766         583
                                                      ------         ---

TOTAL ASSETS                                         729,210     127,173
                                                     =======     =======

LIABILITIES

Current Liabilities
   Accounts Payable                                   19,463      18,600
   Accrued Salaries                                    4,500       2,500
   Preferred Dividends Payable                         3,589       3,589
   Deferred Income - Trade Agreements                 42,900           0
  Other Accrued Expenses                               4,457       2,218
                                                       -----       -----

Total Current Liabilities                             74,909      26,907
                                                      ------      ------

STOCKHOLDERS' EQUITY

   Preferred Stock [Authorized 5,000,000 Shares,
    Par Value $.01; 50,000 Shares Issued And
    Outstanding (Unaudited); 50,000 Shares Issued
    and Outstanding (Audited)                           500         500

   Common Stock [Authorized 25,000,000 Shares,
    Par Value $.001; 3,680,779 Shares Issued and
    Outstanding (Unaudited); 3,126,261 Shares
    Issued and Outstanding (Audited)                  3,681       3,136

   Additional Paid In Capital                      1,031,707     335,697

   Retained Deficit                                 (381,587)   (239,067)
                                                     -------     -------

Total Stockholders' Equity                           654,301     100,266
                                                     -------     -------

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY           $729,210    $127,173
                                                    ========    ========


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Income Statements
-------------------------------------------------------------------------------
                                        Unaudited    Unaudited     Unaudited
                                      Three Month   Three Month  June 30, 1997
                                    Interim Period Interim Period (Inception)
                                         Ended         Ended        Through
                                         March         March         March
                                       31, 1999       31, 1998      31, 1999
                                       --------       --------      --------

INCOME FROM OPERATIONS
   Sales of Merchandise                       $845             $0      $19,851
   Trade Agreements Income                   3,900              0        3,900
   Miscellaneous Income                      1,517              0        1,517
                                             -----              -        -----

Total Income From Operations                 6,262              0       25,268
                                             -----              -       ------

COST OF GOODS SOLD                             486              0       16,108
                                               ---              -       ------

GROSS PROFIT                                 5,776              0        9,160
                                             -----              -        -----

GENERAL AND ADMINISTRATIVE EXPENSES
   Administrative Services                   7,500          7,500       40,000
   Advertising                              51,817          9,428       78,089
   Amortization                                 38             38          266
   Contract Labor                            1,025              0        1,025
   Depreciation                                986            200        3,297
   Design Expense                                0            730        2,540
   Education/Reference                         418              0          418
   Entertainment                             1,381            210        2,592
   Filing and Recording Fees                   339              0          339
   Insurance                                   250              0          250
   Offering Expense                              0          5,445       14,877
   Office and Miscellaneous Expenses         2,749            355        9,584
   Payroll Tax                               2,530          1,294        9,378
   Professional Fees                        30,216          1,445       63,134
   Promotion and Public Relations            8,329          6,276       28,965
   Rent                                      4,000              0        4,000
   Salary                                   31,477         15,000      111,477
   Samples Expense                             352            140        1,900
   Sponsorships                                  0              0        5,287
   Telephone                                 5,048            835       11,157
   Travel                                    2,154          1,113        3,953
                                             -----          -----        -----

Total General and Administrative Expense   150,609         50,009      392,528
                                           -------         ------      -------

INCOME (LOSS) FROM OPERATIONS             (144,833)       (50,009)    (383,368)
                                           -------         ------      -------

OTHER INCOME (EXPENSE)
   Interest Income                           2,313              0        5,598
   Interest (Expense)                            0            (20)        (228)
                                                 -             --          ---

Total Other Income (Expense)                 2,313            (20)       5,370
                                             -----             --        -----

INCOME (LOSS) BEFORE TAXES                (142,520)       (50,029)    (377,998)
                                           -------         ------      -------

   Provision for Income Taxes                    0              0            0
                                                 -              -            -

NET (LOSS)                               ($142,520)      ($50,029)   ($377,998)
                                          --------        -------     --------

Preferred Stock Dividends Applicable
to the Period                                    0              0       (3,589)

Net (Loss) Applicable to
Common Stockholders                      ($142,520)      ($50,029)   ($381,587)
                                          ========        =======     ========

Basic (Loss) Per Common Share               ($0.04)        ($0.01)

Weighted Average Shares Outstanding      3,467,828      3,500,000
                                         =========      =========


  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Statement of Shareholders Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                              Preferred Stock  Common Stock
                                    Number of   Number of                      Capital Paid   Capital Paid
                                      Common    Preferred   Preferred   Common In Excess Of  In Excess Of  Accumulated
                                      Shares      Shares      Stock     Stock    Par Value     Par Value    (Deficit)       Total
                                      ------      ------      -----     -----    ---------     ---------    ---------       -----

Balance at June 30, 1997                    0           0          $0       $0             $0            $0         $0         $0

Issuance Of Common Stock

July 5, 1997 For Cash @
$.0071 Per Share                    2,800,000           0                2,800                       17,200                20,000

July 7, 1997 For Cash @
$.02 Per Share                        500,000           0                  500                        9,500                10,000

December 1997 For Cash @
$.20 Per Share                        200,000                              200                       39,800                40,000

Net (Loss) December 31, 1997                                                                                   (52,612)   (52,612)
                                    ---------      ------         ---    -----         ------        ------     ------     ------
Balance At December 31, 1997        3,500,000           0           0    3,500              0        66,500    (52,612)    17,388

April 14, 1998 For Cash @
$1 Per Share                                       50,000         500        0         49,500                              50,000

Private Stock Offering:
June 30, 1998 For Cash @
$1 Per Share                          211,400                              211                      211,189               211,400
(Less Deferred Offering Costs)                                                                      (11,928)              (11,928)

June 30, 1998 Services Valued
@ $1 Period                            14,861                               15                       14,846                14,861

August 1, 1998 Cancelled Shares
@ $.001 Per Share                    (600,000)                            (600)                         600                     0

November 3, 1998 Services
Valued @ $.50 Per Share                10,000                               10                        4,990                 5,000

Preferred Dividends Declared                                                                                    (3,589)    (3,589)

Net (Loss) December 31, 1998                                                                                  (182,866)  (182,866)
                                    ---------      ------         ---    -----      ------          -------    -------    -------
Balance at December 31, 1998        3,136,261      50,000         500    3,136      49,500          286,197   (239,067)   100,266

January 2, 1999 Personal Service
Contracts @ $1 Per Share              150,000                              150                      149,850               150,000

January 2, 1999 Employment
Contract @ $1 Per Share                80,000                               80                       79,920                80,000

February 8, 1999 Trade Agreement
@ $1.50 Per Share                      10,000                               10                       14,990                15,000

March 1, 1999 Trade Agreement
@ $1.50 Per Share                      15,000                               15                       22,485                22,500

March 2, 1999 Personal Service
Contract @ $1.50 Per Share             50,000                               50                       74,950                75,000

Stock Offering:
March 20, 1999 For Cash @
$1.50 Per Share                       239,518                              240                      359,037               359,277
(Less Deferred Offering Costs)                                                                       (5,222)               (5,222)

Net (Loss) March 31, 1999                                                                                     (142,520)  (142,520)

Unaudited Balance at                ---------      ------        ----   ------     -------         --------   --------   --------
March 31, 1999                      3,680,779      50,000        $500   $3,681     $49,500         $982,207  ($381,587)  $654,301
                                    =========      ======        ====   ======     =======         ========   ========   ========

                  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------------
                                              Unaudited     Unaudited    Unaudited
                                             Three Month   Three Month  June 30, 1997
                                           Interim Period Interim Period (Inception)
                                                 Ended        Ended        Through
                                                 March        March         March
                                                31, 1999     31, 1998      31, 1999
                                                --------     --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                            ($142,520)      ($50,029)   ($381,587)
Adjustments to Reconcile Net Loss to Net
Cash Provided By Operating Activities

Items Not Affecting Cash Flows:
   Depreciation Expense                               986            200        3,296
   Amortization Expense                                38             38          266
   Stock Issued for Services, Contracts &
   Trade Agreements                               342,500              0      362,361

   (Increase) Decrease In Accounts Receivable       7,601              0       (2,702)
   (Increase) Decrease In Inventory                 5,326              0       (3,247)
   (Increase) Decrease In Stock Subscriptions
   Receivable                                           0         10,000            0
   (Increase) In Other Assets                    (348,634)             0     (350,909)
   Increase (Decrease) In Accounts Payable            862         18,374       19,463
   Increase (Decrease) In Accrued Salaries          2,000          2,500        4,500
   Increase (Decrease) In Other
   Accrued Expenses                                45,139           (517)      50,946

Net Cash Used By Operating Activities             (86,702)       (19,434)    (297,613)
                                                   ------         ------      -------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                          (13,433)             0      (20,278)
                                                   ------              -       ------

Net Cash Used By Investing Activities             (13,433)             0      (20,278)
                                                   ------              -       ------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Common Stock                       354,055              0      623,527
   Issuance of Preferred Stock                          0              0       50,000
                                                        -              -       ------

Net Cash Provided By Financing Activities         354,055              0      673,527
                                                  -------              -      -------

Net Increase In Cash                              354,055        (19,434)     673,527

Cash At Beginning Of Year                         101,716         26,291            0
                                                  -------         ------            -

Cash At End Of Period                            $355,636         $6,857     $355,636
                                                 ========         ======     ========

Non-Cash Activities:
Common Stock Issued For Services                       $0             $0      $19,860
Common Stock Issued For Personal
Service Contract                                  225,000              0      225,000
Common Stock Issued On Employment Contract         80,000              0       80,000
Common Stock Issued for Trade Agreements          $37,500             $0      $37,500


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
Notes to the Unaudited Financial Statements
For the Three Month Period Ended March 31, 1999
-----------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The information furnished herein was taken from the books and records of the Company without audit and have been prepared in accordance with the instructions to Form 10-QSB. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the three month interim period ended March 31, 1999. The adjustments consist only of normal reoccurring accruals. However, the results of operations for the three month interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in this Report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 - Stock Offering
-----------------------

In January 1999, the Company offered to sell up to 500,000 shares of Common Stock at $1.50 per share, on a best efforts basis. The shares of Common Stock were issued pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 505, of the Securities Act of 1933, as amended, and to an exemption to registration provided by state securities law. In March, 1999, the Company completed the offering and sold 239,518 Common Shares for gross proceeds of $359,277.

Note 4 - Advertising Expenses & Personal Services
-------------------------------------------------

Stock was issued to an officer and to various professional athletes in exchange for services. The shares will be earned over a period of 12 months, and therefore the total cost has been capitalized and expensed over this time period to either advertising expenses or services.

Note 5 - Prepaid Services
-------------------------

     Certain agreements were reached with various other businesses where the Company will trade services for certain advertising and an automobile. The value has been capitalized and will be written off over the period of time that the services are received with an offset to revenue for the value of the services given.

                     FULL TILT SPORTS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's products in the retail market place, general economic conditions, and the overall state of the retail clothing industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

      Total shareholder's equity increased from $100,266 at fiscal year end December 31, 1998 to $654,301 as of March 31, 1999 due to a private placement and shares of Common Stock issued pursuant to employee, consultant, and trade agreements. In March 1999, the Company completed a private placement to a small group of investors pursuant to Regulation D, Rule 505 of the 1933 Act. The Company sold an aggregate of 239,518 shares of Common Stock for aggregate gross proceeds of $359,277. From fiscal year end December 31, 1998 to March 31, 1999, the working capital of the Company increased an aggregate of $490,404 as a result of cash raised in the private placement and prepaid services. At March 31, 1999, the Company had working capital of $585,553, consisting of $660,462 of current assets and $74,909 of current liabilities.

     The Company's liquidity is high relative to its immediate needs, with total current assets comprised of $355,636 in cash, $3,247 in inventory, $179,062 in prepaid personal services, $42,900 in prepaid trade agreements, and $75,000 in prepaid salaries. The Company had prepaid for services to be performed for the Company's promotion and marketing of its products. The Company's expenses are expected to increase as the Company engages in increased marketing and promotion of its products. It is also anticipated that cash requirements for inventory will increase as orders for the Company's products are received. Management believes the Company has sufficient working capital to last the balance of the current fiscal year.


     The Company's operations presently continued to use cash, rather than provide cash from operations. For the three month period ended March 31, 1999, the Company used $86,702 in cash for its operating activities. In an effort to conserve working capital, the Company has issued stock to certain employees, consultants and vendors for services. In the first quarter of 1999, the Company issued an aggregate of 315,000 shares of Common Stock valued at $342,500 to such employees, consultants and vendors as compensation. Nonetheless, management is of the opinion that the Company has sufficient working capital to continue for the balance of the year. Thereafter additional cash may be required. Therefore, the Company will remain dependent on obtaining additional assets and achieving profitable operations and/or obtaining additional debt or equity financing to continue as a going concern.


Results of Operations

     During the three month period ended March 31, 1999, the Company realized a net loss of $142,520 (or $0.04 per share) on revenues of $5,776, compared to a net loss of $50,024 and no revenue for the three month period ended March 31, 1998. Expenses increased significantly during the first quarter of fiscal 1999 compared to the three month period ended March 31, 1998 due to the Company's aggressive promotion of its products associated with the initial placement and sale of the Company's products in retail outlets. Advertising increased from $9,425 to $51,817 in the first quarter of fiscal 1999.

     Professional fees increased to $30,216 from $1,445 during the first quarter of 1999. These expenses were incurred primarily for legal and accounting fees associated with the Company's private placement and preparation and filing of its Annual Report on Form 10-KSB. Salaries increased to $31,477 from $15,000 during the first fiscal quarter as Company officers received salaries on a full time basis.

     These additional expenses in the latter period caused the Company to have a net loss before taxes of $142,520 for the first fiscal quarter of 1999 compared to net loss of $50,029 for the prior fiscal period, when the Company's activities were limited.

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




                              FULL TILT SPORTS, INC.



Date:   March 17, 1999             By:      /s/ Roger K. Burnett
     --------------------          --------------------------------------------
                                   Roger K. Burnett, President, Chief Executive
                                   Officer, Chief Financial Officer and
                                   Chairman of the Board of Directors
                                   (Principal Executive Officer)




Date:   March 17, 1999             By:      /s/ Joseph F. DeBerry
     -------------------           --------------------------------------------
                                   Joseph F. DeBerry, Vice-President,
                                   Secretary, Treasurer and Director
                                   (Principal Financial Officer)