Form 10QSB
period 1999-06-30
FULL TILT SPORTS INC
filed 1999-08-16
CIK 1062663

                             FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999
                                         -------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



               Commission file number   0-24829
                                     -------------

                        FULL TILT SPORTS, INC.
                        ----------------------
        (Exact name of registrant as specified in its charter)

    Colorado                                             84-1416864
----------------                                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

5525 Erindale Drive, Suite 200, Colorado Springs, Colorado     80918
----------------------------------------------------------  -----------
(Address of principal executive offices)                     (Zip Code)

                            (719) 535-0260
                         --------------------
         (Registrant's telephone number, including area code)

                                 N/A
                    -----------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  XX    No
                                               ----     ----

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class of Stock                         Amount Outstanding
       ----------------------               ------------------------------
           $.001 par value                   3,729,202 shares outstanding
            Common Stock                          at August 13, 1999

                     FULL TILT SPORTS, INC.



                             Index

                                                             Page
                                                             ----
Part I - FINANCIAL INFORMATION


     Item 1.   Financial Statements...........................1-6

     Item 2.   Management's Discussion and Analysis Or
               Plan of Operation..............................7-9

Part II - OTHER INFORMATION....................................10

SIGNATURES.....................................................11

Full Tilt Sports, Inc.
(A Development Stage Company)
Balance Sheets
------------------------------------------------------------------------
                                                  Unaudited     Audited
                                                     June      December
                                                   30, 1999    31, 1998
ASSETS                                             --------    --------

Current Assets
   Cash                                             $248,971    $101,716
   Accounts Receivable (Less an Allowance of $-0-)     3,497      10,303
   Accounts Receivable - Employees                     5,424           0
   Accounts Receivable - Other                         1,120           0
   Inventory                                          33,417       8,573
   Prepaid Supplies                                        0       1,464
   Prepaid Personal Services                         249,206           0
   Prepaid Trade Agreements                           70,720           0
   Prepaid Salaries                                   50,000           0
                                                      ------           -

Total Current Assets                                 662,355     122,056
                                                     -------     -------

Property, Plant, and Equipment
   Furniture and Equipment                            20,278       6,845
                                                      ------       -----

Total Property, Plant, and Equipment                  20,278       6,845
   Less Accumulated Depreciation                      (4,642)     (2,311)
                                                      ------       -----

Net Property, Plant, and Equipment                    15,636       4,534
                                                      ------       -----
Other Assets
   Deposits                                            2,516          50
   Prepaid Personal Services                          35,833           0
   Prepaid Trade Agreements                           10,618           0
   Organizational Costs
  (Less amortization of $305 and $228)                   457         533
                                                         ---         ---

Total Other Assets                                    49,424         583
                                                      ------         ---

TOTAL ASSETS                                         727,415     127,173
                                                     =======     =======


LIABILITIES

Current Liabilities
   Accounts Payable                                   45,930      18,600
   Accrued Salaries                                    4,500       2,500
   Preferred Dividends Payable                             0       3,589
   Deferred Income - Trade Agreements                 70,720           0
  Other Accrued Expenses                               4,595       2,218
                                                       -----       -----

Total Current Liabilities                            125,745      26,907
                                                     -------      ------

Long-Term Liabilities
   Deferred Income - Trade Agreements                 10,618           0
                                                      ------           -

Total Long-Term Liabilities                           10,618           0
                                                      ------           -

TOTAL LIABILITIES                                    136,363      26,907
                                                     -------      ------

STOCKHOLDERS' EQUITY

  Preferred Stock [Authorized 5,000,000 Shares,
  Par Value $.01;
    50,000 Shares Issued And Outstanding (Unaudited);
    50,000 Shares Issued and Outstanding (Audited)]      500         500

  Common Stock [Authorized 25,000,000 Shares,
  Par Value $.001;
    3,729,202 Shares Issued and
    Outstanding (Unaudited);
    3,126,261 Shares Issued and
    Outstanding (Audited)]                             3,729       3,136

  Additional Paid In Capital                       1,184,533     335,697

  Retained Deficit                                  (597,710)   (239,067)
                                                     -------     -------

Total Stockholders' Equity                           591,052     100,266
                                                     -------     -------

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY           $727,415    $127,173
                                                    ========    ========


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Income Statements
-------------------------------------------------------------------------------
                                         Unaudited     Unaudited     Unaudited
                                         Six Month     Six Month  June 30, 1997
                                      Interim Period Interim Period (Inception)
                                           Ended         Ended        Through
                                           June          June          June
                                         30, 1999      30, 1998      30, 1999
                                         --------      --------      --------

REVENUE FROM OPERATIONS
   Sales of Merchandise                      $39,190         $4,292     $58,193
   Advertising/Promotion Income               17,500              0      17,500
   Trade Agreements Income                    29,643              0      29,643
   Miscellaneous Income                        1,519              0       1,522
                                               -----              -       -----

Total Revenue From Operations                 87,852          4,292     106,858
                                              ------          -----     -------
COST OF GOODS SOLD
   Cost of Merchandise Sold                   22,964          4,002      38,090
   Freight-In                                    505              0       1,001
                                                 ---              -       -----

Total Cost of Goods Sold                      23,469          4,002      39,091
                                              ------          -----      ------

GROSS PROFIT                                  64,383            290      67,767
                                              ------            ---      ------

GENERAL AND ADMINISTRATIVE EXPENSES
   Administrative Services                    15,000         15,000      47,500
   Advertising                               183,603         33,743     209,875
   Amortization                                   76             76         304
   Auto Expense                                2,392              0       2,392
   Consulting Expense                          3,000              0       3,000
   Contract Labor                              1,025              0       1,025
   Depreciation                                2,331            390       4,642
   Design Expense                                724              0       3,264
   Education/Reference                           418              0         418
   Entertainment                               2,469              0       3,680
   Filing and Recording Fees                   6,121             15       6,121
   Insurance                                   1,108              0       1,108
   Listing Fees                                3,975              0       3,975
   Offering Expense                                0              0      14,877
   Office and Miscellaneous Expenses           6,170          3,883      13,005
   Payroll Tax                                 9,035          2,978      15,883
   Professional Fees                          53,551          4,104      86,469
   Promotion and Public Relations             27,192              0      47,828
   Rent                                       10,000              0      10,000
   Salary                                     83,477         30,000     163,477
   Samples Expense                             2,814              0       4,362
   Sponsorships                                  600              0       5,887
   Telephone                                   9,330          1,380      15,439
   Travel                                      3,914          2,066       5,713
                                               -----          -----       -----

Total General and Administrative Expense     428,325         93,635     670,244
                                             -------         ------     -------

INCOME (LOSS) FROM OPERATIONS               (363,942)       (93,345)   (602,477)
                                             -------         ------     -------

OTHER INCOME (EXPENSE)
   Interest Income                             5,302            172       8,587
   Interest (Expense)                             (3)           (55)       (231)
                                                   -             --         ---

Total Other Income (Expense)                   5,299            117       8,356
                                               -----            ---       -----

INCOME (LOSS) BEFORE TAXES                  (358,643)       (93,228)   (594,121)
                                             -------         ------     -------

   Provision for Income Taxes                      0              0           0
                                                   -              -           -

NET (LOSS)                                 ($358,643)      ($93,228)  ($594,121)
                                            --------        -------    --------

Preferred Stock Dividends Applicable
to the Period                                      0              0      (3,589)

Net (Loss) Applicable to
Common Stockholders                        ($358,643)      ($93,228)  ($597,710)
                                            ========        =======    ========

Basic (Loss) Per Common Share                 ($0.10)        ($0.03)

Weighted Average Shares Outstanding        3,557,449      3,537,710
                                           =========      =========


  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Income Statements
---------------------------------------------------------------------------
                                                 Unaudited      Unaudited
                                                Three Month    Three Month
                                              Interim Period Interim Period
                                                    Ended         Ended
                                                    June          June
                                                  30, 1999      30, 1998
                                                  --------      --------

INCOME FROM OPERATIONS
   Sales of Merchandise                              $38,345         $4,292
   Advertising/Promotional Income                     17,500              0
   Trade Agreements Income                            25,743              0
   Miscellaneous Income                                    2              0
                                                           -              -

Total Revenue From Operations                         81,590          4,292
                                                      ------          -----

COST OF GOODS SOLD
   Cost of Merchandise Sold                           22,478          3,941
   Freight-In                                            505             60
                                                         ---             --

Total Cost of Goods Sold                              22,983          4,001
                                                      ------          -----

GROSS PROFIT                                          58,607            291
                                                      ------            ---

GENERAL AND ADMINISTRATIVE EXPENSES
   Administrative Services                             7,500          7,500
   Advertising                                       131,786          8,800
   Amortization                                           38             38
   Auto Expense                                        2,392              0
   Consulting Expense                                  3,000              0
   Depreciation                                        1,345            200
   Design Expense                                        724          1,710
   Entertainment                                       1,088            743
   Filing and Recording Fees                           5,782              0
   Insurance                                             858              0
   Listing Fees                                        3,975              0
   Offering Expense                                        0         (5,445)
   Office and Miscellaneous Expenses                   3,420            939
   Payroll Tax                                         6,505          1,684
   Professional Fees                                  23,335          2,659
   Promotion and Public Relations                     18,863          3,951
   Rent                                                6,000              0
   Salary                                             52,000         15,000
   Samples Expense                                     2,462             25
   Sponsorships                                          600          5,287
   Telephone                                           4,283            545
   Travel                                              1,760              0
                                                       -----              -

Total General and Administrative Expense             277,716         43,636
                                                     -------         ------

INCOME (LOSS) FROM OPERATIONS                       (219,109)       (43,345)
                                                     -------         ------

OTHER INCOME (EXPENSE)
   Interest Income                                     2,988            172
   Interest (Expense)                                     (3)           (35)
                                                           -             --

Total Other Income (Expense)                           2,985            137
                                                       -----            ---

INCOME (LOSS) BEFORE TAXES                          (216,124)       (43,208)
                                                     -------         ------

   Provision for Income Taxes                              0              0
                                                           -              -

NET (LOSS)                                         ($216,124)      ($43,208)
                                                    ========        =======


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Statement of Shareholders Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                              Preferred Stock  Common Stock
                                    Number of   Number of                      Capital Paid   Capital Paid
                                      Common    Preferred   Preferred   Common In Excess Of  In Excess Of  Accumulated
                                      Shares      Shares      Stock     Stock    Par Value     Par Value    (Deficit)       Total
                                      ------      ------      -----     -----    ---------     ---------    ---------       -----

Balance at June 30, 1997                    0           0          $0       $0             $0            $0         $0         $0

Issuance Of Common Stock

July 5, 1997 For Cash @
$.0071 Per Share                    2,800,000           0                2,800                       17,200                20,000

July 7, 1997 For Cash @
$.02 Per Share                        500,000           0                  500                        9,500                10,000

December 1997 For Cash @
$.20 Per Share                        200,000                              200                       39,800                40,000

Net (Loss) December 31, 1997                                                                                   (52,612)   (52,612)
                                    ---------      ------         ---    -----         ------        ------     ------     ------
Balance At December 31, 1997        3,500,000           0           0    3,500              0        66,500    (52,612)    17,388

April 14, 1998 For Cash @
$1 Per Share                                       50,000         500        0         49,500                              50,000

Private Stock Offering:
June 30, 1998 For Cash @
$1 Per Share                          211,400                              211                      211,189               211,400
(Less Deferred Offering Costs)                                                                      (11,928)              (11,928)

June 30, 1998 Services Valued
@ $1 Period                            14,861                               15                       14,846                14,861

August 1, 1998 Cancelled Shares
@ $.001 Per Share                    (600,000)                            (600)                         600                     0

November 3, 1998 Services
Valued @ $.50 Per Share                10,000                               10                        4,990                 5,000

Preferred Dividends Declared                                                                                    (3,589)    (3,589)

Net (Loss) December 31, 1998                                                                                  (182,866)  (182,866)
                                    ---------      ------         ---    -----         ------       -------    -------    -------
Balance at December 31, 1998        3,136,261      50,000         500    3,136         49,500       286,197   (239,067)   100,266

January 2, 1999 Personal Service
Contracts @ $1 Per Share              150,000                              150                      149,850               150,000

January 2, 1999 Employment
Contract @ $1 Per Share                80,000                               80                       79,920                80,000

February 8, 1999 Trade Agreement
@ $1.50 Per Share                      10,000                               10                       14,990                15,000

March 1, 1999 Trade Agreement
@ $1.50 Per Share                      15,000                               15                       22,485                22,500

March 2, 1999 Personal Service
Contract @ $1.50 Per Share             50,000                               50                       74,950                75,000

Stock Offering:
March 20, 1999 For Cash @
$1.50 Per Share                       239,518                              240                      359,037               359,277
(Less Deferred Offering Costs)                                                                       (5,222)               (5,222)

April 30, 1999 Warrants Exercised
@ $1.50 Per Share                       2,500                                2                        3,747                 3,749

May 3, 1999 Personal Service
Contract @ $3.50 Per Share              5,000                                5                       17,495                17,500

May 17, 1999 Personal Service
Contract @ $3.8125 Per Share           10,000                               10                       38,115                38,125

May 31, 1999 Warrants Exercised
@ $1.50 Per Share                       2,500                                2                        3,747                 3,749

June 16, 1999 Personal Service
Contract @ $3.25 Per Share             26,923                               27                       87,473                87,500

June 30, 1999 Warrants Exercised
@ $1.50 Per Share                       1,500                                2                        2,249                 2,251

Net (Loss) June 30, 1999                                                                                      (358,643)  (358,643)
                                        -----      ------        ----   ------        -------    ----------    -------    -------

Unaudited Balance at June 30, 1999  3,729,202      50,000        $500   $3,729        $49,500    $1,135,033  ($597,710)  $591,052
                                    =========      ======        ====   ======        =======    ==========   ========    =======


                               The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Statements of Cash Flows
------------------------------------------------------------------------------------------
                                                  Unaudited     Unaudited      Unaudited
                                                  Six Month     Six Month    June 30, 1997
                                               Interim Period Interim Period  (Inception)
                                                    Ended         Ended         Through
                                                     June         June           June
                                                   30, 1999      30, 1998       30, 1999
                                                   --------      --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                ($358,643)      ($93,228)    ($597,710)
Adjustments to Reconcile Net Loss to Net
Cash Provided By Operating Activities

Items Not Affecting Cash Flows:
   Depreciation Expense                                 2,331            390         4,642
   Amortization Expense                                    76             76           304
   Stock Issued for Services, Contracts,
   & Trade Agreements                                 485,625              0       505,486

   (Increase) Decrease In Accounts Receivable             262         (4,304)      (10,041)
   (Increase) Decrease In Inventory                   (24,844)             0       (33,417)
   (Increase) Decrease In Stock
   Subscriptions Receivable                                 0         10,000             0
   (Increase) In Other Assets                        (417,379)             0      (419,654)
   Increase (Decrease) In Accounts Payable             27,330          7,453        45,930
   Increase (Decrease) In Accrued Salaries              2,000         (2,500)        4,500
   Increase (Decrease) In Other Accrued Expenses       80,126          2,205        85,933
                                                       ------          -----        ------

Net Cash Used By Operating Activities                (203,116)       (79,908)     (414,027)
                                                      -------         ------       -------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                              (13,433)        (4,449)      (20,278)
                                                       ------          -----        ------

Net Cash Used By Investing Activities                 (13,433)        (4,449)      (20,278)
                                                       ------          -----        ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Common Stock                           363,804        215,140       633,276
   Issuance of Preferred Stock                              0         50,000        50,000
                                                            -         ------        ------

Net Cash Provided By Financing Activities             363,804        265,140       683,276
                                                      -------        -------       -------

Net Increase In Cash                                  147,255        180,783       248,971

Cash At Beginning Of Year                             101,716         26,291             0
                                                      -------         ------             -

Cash At End Of Period                                $248,971       $207,074      $248,971
                                                     ========       ========      ========

Non-Cash Activities:
Common Stock Issued For Services                           $0        $14,861       $19,861
Common Stock Issued For Personal Service Contract     368,125              0       368,125
Common Stock Issued On Employment Contract             80,000              0        80,000
Common Stock Issued for Trade Agreements              $37,500             $0       $37,500


        The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
For the Interim Period Ended June 30, 1999
------------------------------------------


Note 1 - Unaudited Financial Information
----------------------------------------

The condensed financial information furnished herein was taken from the books and records of the Company without audit and was prepared in accordance with the instructions to Form 10-QSB. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the six month interim period ended June 30, 1999. The adjustments consist only of normal reoccurring accruals. The results of operations for the six month interim period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Note 4 - Advertising Expenses and Personal Services
---------------------------------------------------

Stock was issued to an employee and to various consultants in exchange for services. The shares will be earned over a period of 12 months, and therefore the total cost has been capitalized and expensed over this time period to either advertising expenses or services.

Note 5 -Prepaid Services
------------------------

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

Liquidity and Capital Resources

      The liquidity and capital resources of Full Tilt Sports, Inc. (the "Company") improved substantially from year end December 31, 1998, and remained generally constant from the end of the prior fiscal quarter at March 31, 1999. At June 30, 1999, the Company had working capital of $536,610, consisting of current assets of $662,355 and current liabilities of $125,745. This represents an increase in working capital of $441,461 from fiscal year end. Although the Company's financial condition improved considerably from the end of its prior fiscal year, management is of the opinion that the Company remains dependent on obtaining additional capital from outside sources and generating revenue from the sale of its products to continue as a going concern. A considerable portion of the working capital at June 30, 1999 consisted of prepaid personal services, which, while important to the Company's future development, will not help in financing items such as additional inventory.

     The Company's immediate needs for additional capital include funds for production of additional inventory. These funds would be paid to third-party manufacturers which produce the Company's products. At present, management anticipates financing this immediate need through a combination of private debt and equity financing, although no specific arrangements exist.

     At June 30, 1999, the Company had no long-term debt and relatively limited liabilities. Liabilities consisted of accounts payable in the approximate amount of $46,000 and deferred income of $71,000 associated with trade agreements negotiated by the Company for advertising and other general and administrative expenses. However, management does not deem the Company a viable candidate for conventional debt financing from commercial lenders due to its relatively small asset base and limited revenue. Accordingly, the Company has and will continue to rely on private sources of financing for capital in the foreseeable future.

     Additional capital requirements in the next twelve months include payment of general and administrative expenses, primarily advertising, marketing and employee salaries. To date, the Company has relied somewhat on the issuance of equity securities to various consultants and vendors in exchange for services. Management believes the Company may continue to rely on issuance of equity securities as a source of capital, although the Company must obtain cash for payment of expenses through more traditional means of marketing and advertising. Employee salaries are minor relative to the Company's overall operating expenses (see " - Results of Operations" below).

     During the six month period ended June 30, 1999, the Company relied primarily on the issuance of equity securities to finance operations. The Company sold approximately 246,000 shares of stock for a price of $1.50 per share to a limited number of investors in non-public offerings during that time. The Company also issued an aggregate of 405,624 shares of Common Stock for personal services and trade agreements with vendors. The issuance of equity securities during the Company's development stage has allowed it to conserve valuable working capital. Management anticipates the Company will continue to rely on such financing as a source of funds, although in a lesser proportion relative to its overall capital needs.

     With the marketing and promotion conducted to date, management believes the Company is positioned to gain market acceptance of its products on a larger scale. Toward that end, the Company has undertaken investigation of an agent or underwriter to conduct an additional equity financing to obtain capital to finance inventory and accounts receivable. While preliminary discussions have occurred with different entities, no definitive agreement exists and there is no assurance that such efforts will be successful.

Results of Operations

     During the six month period ended June 30, 1999, the Company realized a net loss of $358,643 (or $.10 per share) on revenues of $87,852. Comparable figures for the three month period ended June 30, 1999 were a loss of $216,124 on revenues of $81,590. Revenues for the six month period ended June 30, 1999 increased substantially from the comparable period ended June 30, 1998, from $4,292 to $87,852. Despite this increase in revenue, however, the Company's loss also increased due to increased advertising, promotion and other general and administrative expenses. To date, the Company's gross profit on sales has been insufficient to cover general and administrative expenses.

     General and administrative expenses increased substantially from the six month period ended June 30, 1998 to the comparable period ended June 30, 1999, from $93,635 to $428,325. Contributing to this increase were advertising expenses, which increased from $33,743 to $183,603 as a result of substantial advertising and promotion conducted by the Company. Professional fees increased from $4,104 to $53,551, primarily as a result of attorney's fees incurred in connection with numerous contracts negotiated by the Company during this period and audit expenses associated with the Company's status as a publicly traded entity. Salaries increased from $30,000 to $83,477, commensurate with an increase in employees. Management anticipates that the Company will continue to incur losses until such time as the Company can generate a gross profit from sales sufficient to cover these and future general and administrative expenses.

     Notwithstanding these increases in expenses, management has endeavored to keep cash requirements to a minimum. A substantial portion of the expenses incurred during the six months ended June 30, 1999 were paid with equity securities. As a result, cash used by operating activities was held to a minimum. During the six month period ended June 30, 1999, the Company used $203,116 of cash, compared to $79,908 for the six months ended June 30, 1998. While the net loss increased approximately 285%, cash used by operations increased only 154%.

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




                              FULL TILT SPORTS, INC.



Date:   August 16, 1999       By:  /s/ Roger K. Burnett
     --------------------        ------------------------
                                   Roger K. Burnett, President, Chief Executive
                                   Officer, Chief Financial Officer and
                                   Chairman of the Board of Directors
                                   (Principal Executive Officer)




Date:   August 16, 1999       By:  /s/ Joseph F. DeBerry
     ---------------------       ------------------------
                                   Joseph F. DeBerry, Vice-President,
                                   Secretary, Treasurer and Director
                                   (Principal Financial Officer)