Form 10QSB
period 1999-09-30
FULL TILT SPORTS INC
filed 1999-11-22
CIK 1062663

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   September 30, 1999
                                          ------------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                    Commission file number     0-24829
                                          -----------------

                          FULL TILT SPORTS, INC.
                          ----------------------
          (Exact name of registrant as specified in its charter)

      Colorado                                              84-1416864
--------------------                                     -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

5525 Erindale Drive, Suite 200, Colorado Springs, Colorado       80918
----------------------------------------------------------    -----------
(Address of principal executive offices)                       (Zip Code)

                              (719) 535-0260
                              --------------
           (Registrant's telephone number, including area code)

                                    N/A
                                    ---
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  XX    No
                                                   ------    ------

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class of Stock                             Amount Outstanding
     ------------------                       --------------------------
      $.001 par value                        3,830,123 shares outstanding
       Common Stock                              at November 18, 1999

                          FULL TILT SPORTS, INC.



                                   Index

                                                            Page
                                                            ----

Part I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                         1-10

     Item 2.   Management's Discussion and Analysis Or
               Plan of Operation                            11-12

Part II - OTHER INFORMATION                                 13

SIGNATURES                                                  14

Full Tilt Sports, Inc.
(A Development Stage Company)
Balance Sheets
------------------------------------------------------------------------
                                                  Unaudited    Audited
                                                  September   December
                                                   30, 1999    31, 1998
                                                   --------    --------
ASSETS

Current Assets
   Cash                                              $58,003    $101,716
   Accounts Receivable (Less an Allowance of $-0-)    38,894      10,303
   Accounts Receivable - Employees                     3,586           0
   Accounts Receivable - Subscriptions                 3,003           0
   Accounts Receivable - Other                         6,520           0
   Inventory                                         153,576       8,573
   Merchandise Deposits                               41,162           0
   Prepaid Design                                      9,370           0
   Prepaid Supplies                                        0       1,464
   Prepaid Personal Services                         184,600           0
   Prepaid Trade Agreements                           46,120           0
   Prepaid Salaries                                   25,000           0
                                                      ------           -

Total Current Assets                                 569,834     122,056
                                                     -------     -------

Property, Plant, and Equipment
   Displays                                            7,079           0
   Furniture and Equipment                            20,592       6,845
   Computer Software                                   4,870           0
                                                       -----           -

Total Property, Plant, and Equipment                  32,541       6,845
   Less Accumulated Depreciation                      (6,140)     (2,311)
   Less Accumulated Amortization                        (144)          0
                                                         ---           -

Net Property, Plant, and Equipment                    26,257       4,534
                                                      ------       -----

Other Assets
   Deposits                                            3,116          50
   Prepaid Personal Services                          25,399           0
   Prepaid Trade Agreements                            7,188           0
   Organizational Costs
   (Less amortization of $342 and $228)                  419         533
                                                         ---         ---

Total Other Assets                                    36,122         583
                                                      ------         ---

TOTAL ASSETS                                         632,213     127,173
                                                     =======     =======


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Balance Sheets
------------------------------------------------------------------------
                                                  Unaudited    Audited
                                                  September    December
                                                   30, 1999    31, 1998
                                                   --------    --------
LIABILITIES

Current Liabilities
   Accounts Payable                                   91,509      18,600
   Accrued Salaries                                    4,500       2,500
   Preferred Dividends Payable                             0       3,589
   Deferred Income - Trade Agreements                 46,120           0
  Other Accrued Expenses                               3,946       2,218
                                                       -----       -----

Total Current Liabilities                            146,075      26,907
                                                     -------      ------

Long-Term Liabilities
   Deferred Income - Trade Agreements                  7,188           0
                                                       -----           -

Total Long-Term Liabilities                            7,188           0
                                                       -----           -

TOTAL LIABILITIES                                    153,263      26,907
                                                     -------      ------


STOCKHOLDERS' EQUITY

   Preferred Stock [Authorized 5,000,000 Shares,
     Par Value $.01; 50,000 Shares Issued
     and Outstanding                                     500         500

   Common Stock [Authorized 25,000,000 Shares,
     Par Value $.001; 3,827,123 Shares Issued and
     Outstanding at September 30, 1999; 3,136,261
     Shares Issued and Outstanding at
     December 31, 1998]                                3,827       3,136

   Additional Paid In Capital                      1,338,503     335,697
   Additional Paid In Capital - Stock Options          1,600           0

   Retained Deficit                                 (865,480)   (239,067)
                                                     -------     -------

Total Stockholders' Equity                           478,950     100,266
                                                     -------     -------

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY           $632,213    $127,173
                                                    ========    ========


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Income Statements
---------------------------------------------------------------------------------------
                                               Unaudited     Unaudited     Unaudited
                                               Nine Month    Nine Month  June 30, 1997
                                            Interim Period Interim Period (Inception)
                                                 Ended         Ended        Through
                                               September     September     September
                                                30, 1999     30, 1998      30, 1999
                                                --------     --------      --------
REVENUE FROM OPERATIONS
   Sales of Merchandise                           $133,913         $5,125     $152,919
   Freight-Out                                       2,701              0        2,701
   Advertising/Promotion Income                     17,500              0       17,500
   Trade Agreements Income                          53,473              0       53,473
   Miscellaneous Income                              1,530              3        1,529
                                                     -----              -        -----

Total Revenue From Operations                      209,117          5,128      228,122
                                                   -------          -----      -------

COST OF GOODS SOLD
   Cost of Merchandise Sold                         84,147          4,480       99,273
   Freight-In                                        1,783            142        2,280
                                                     -----            ---        -----

Total Cost of Goods Sold                            85,930          4,622      101,553
                                                    ------          -----      -------

GROSS PROFIT                                       123,187            506      126,569
                                                   -------            ---      -------

GENERAL AND ADMINISTRATIVE
   EXPENSES  - Schedule 1                          755,955        137,280      997,872

INCOME (LOSS) FROM OPERATIONS                     (632,768)      (136,774)    (871,303)
                                                   -------        -------      -------
OTHER INCOME (EXPENSE)
   Interest Income                                   6,371          1,998        9,656
   Interest (Expense)                                  (16)           (93)        (244)
                                                        --             --          ---

Total Other Income (Expense)                         6,355          1,905        9,412
                                                     -----          -----        -----

INCOME (LOSS) BEFORE TAXES                        (626,413)      (134,869)    (861,891)
                                                   -------        -------      -------

   Provision for Income Taxes                            0              0            0
                                                         -              -            -

NET (LOSS)                                       ($626,413)     ($134,869)   ($861,891)
                                                  ========       ========     ========

Preferred Stock Dividends Applicable
to the Period                                            0              0       (3,589)

Net (Loss) Applicable to Common Stockholders     ($626,413)     ($134,869)   ($865,480)
                                                  ========       ========     ========

Basic (Loss) Per Common Share                       ($0.17)        ($0.04)
Diluted Earnings Per Common Share                   ($0.17)             0

Weighted Average Shares Outstanding              3,725,376      3,708,753
                                                 =========      =========


     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
General and Administrative Expenses - Schedule 1
-------------------------------------------------------------------------------
                                       Unaudited     Unaudited      Unaudited
                                       Nine Month    Nine Month   June 30, 1997
                                    Interim Period Interim Period  (Inception)
                                          Ended         Ended         Through
                                       September     September      September
                                        30, 1999      30, 1998       30, 1999
                                        --------      --------       --------

GENERAL AND ADMINISTRATIVE EXPENSES
   Administrative Services                 $22,500        $22,500       $55,000
   Advertising                             300,947         18,522       327,219
   Amortization                                258            114           486
   Auto Expense                              4,446              0         4,446
   Bad Debt                                    997              0           997
   Commission Expense                          393              0           393
   Compensation Costs                        1,600              0         1,600
   Consulting Expense                       27,375              0        27,375
   Contract Labor                            3,611              0         3,610
   Depreciation                              3,830            956         6,140
   Design Expense                            1,074          2,440         3,614
   Education/Reference                         728              0           728
   Entertainment                             3,944            953         5,155
   Filing and Recording Fees                 7,101            385         7,737
   Insurance                                 1,108              0         1,108
   Listing Fees                              3,975              0         3,975
   Offering Expense                              0              0        14,877
   Office and Miscellaneous Expenses        10,955          2,999        17,153
   Payroll Tax                              10,357          3,934        17,205
   Professional Fees                        65,196         15,695        98,114
   Promotion and Public Relations           79,549         13,827       100,185
   Rent                                     16,000              0        16,000
   Salary                                  135,477         45,000       215,477
   Samples Expense                           3,051            483         4,600
   Sponsorships                              3,144          5,287         8,431
   Telephone                                13,393          3,072        19,502
   Trade Shows                              24,444              0        24,444
   Travel                                   10,502          1,113        12,301
                                            ------          -----        ------

Total General and Administrative Expense  $755,955       $137,280      $997,872
                                          --------       --------      --------


   The Accompanying Notes Are An Integral Part of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Income Statements
----------------------------------------------------------------------------
                                                  Unaudited     Unaudited
                                                 Three Month   Three Month
                                               Interim Period Interim Period
                                                    Ended         Ended
                                                  September     September
                                                   30, 1999      30, 1998
                                                   --------      --------

REVENUE FROM OPERATIONS
   Sales of Merchandise                               $94,723           $833
   Freight-Out                                          2,701              0
   Trade Agreements Income                             23,830              0
   Miscellaneous Income                                    10              2
                                                           --              -

Total Revenue From Operations                         121,264            835
                                                      -------            ---

COST OF GOODS SOLD
   Cost of Merchandise Sold                            61,183            539
   Freight-In                                           1,278             82
                                                        -----             --

Total Cost of Goods Sold                               62,461            621
                                                       ------            ---

GROSS PROFIT                                           58,803            214
                                                       ------            ---

GENERAL AND ADMINISTRATIVE
   EXPENSES - Schedule 1                              327,628         43,633

INCOME (LOSS) FROM OPERATIONS                        (268,825)       (43,419)
                                                      -------         ------

OTHER INCOME (EXPENSE)
   Interest Income                                      1,069          1,826
   Interest (Expense)                                     (13)           (38)
                                                           --             --

Total Other Income (Expense)                            1,056          1,788
                                                        -----          -----

INCOME (LOSS) BEFORE TAXES                           (267,769)       (41,631)
                                                      -------         ------

   Provision for Income Taxes                               0              0
                                                            -              -

NET (LOSS)                                          ($267,769)      ($41,631)
                                                     ========        =======


  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
General and Administrative Expenses - Schedule 1
---------------------------------------------------------------------------
                                                 Unaudited     Unaudited
                                                Three Month   Three Month
                                              Interim Period Interim Period
                                                   Ended         Ended
                                                 September     September
                                                 30, 1999      30, 1998
                                                 --------      --------

GENERAL AND ADMINISTRATIVE EXPENSES
   Administrative Services                            $7,500         $7,500
   Advertising                                       117,344            294
   Amortization                                          182             38
   Auto Expense                                        2,054              0
   Bad Debt Expense                                      996              0
   Commissions Expense                                   353              0
   Compensation Costs                                  1,600              0
   Consulting Expense                                 24,375              0
   Contract Labor                                      2,585              0
   Depreciation                                        1,498            556
   Design Expense                                        350              0
   Education/Reference                                   310              0
   Entertainment                                       1,475              0
   Filing and Recording Fees                             980              0
   Insurance                                               0              0
   Listing Fees                                            0              0
   Offering Expense                                        0              0
   Office and Miscellaneous Expenses                   4,825          2,089
   Payroll Tax                                         1,322            956
   Professional Fees                                  11,645         11,591
   Promotion and Public Relations                     52,357          3,600
   Rent                                                6,000              0
   Salary                                             52,000         15,000
   Samples Expense                                       238            318
   Sponsorships                                        2,544              0
   Telephone                                           4,063          1,691
   Trade Shows                                        24,444              0
   Travel                                              6,588              0
                                                       -----              -

Total General and Administrative Expense            $327,628        $43,633
                                                    --------        -------


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Statement of Shareholders Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                                               Preferred Stock Common Stock
                                      Number of   Number of                      Capital Paid  Capital Paid
                                        Common    Preferred   Preferred  Common  In Excess Of  In Excess Of Accumulated
                                        Shares     Shares       Stock     Stock    Par Value    Par Value    (Deficit)     Total
                                        ------     ------       -----     -----    ---------    ---------     -------      -----

Balance at June 30, 1997                      0           0          $0      $0            $0            $0          $0         $0

Issuance Of Common Stock

July 5, 1997 For Cash
   @ $.0071 Per Share                 2,800,000           0               2,800                      17,200                 20,000

July 7, 1997 For Cash
   @ $.02 Per Share                     500,000           0                 500                       9,500                 10,000

December 1997 For Cash
   @ $.20 Per Share                     200,000                             200                      39,800                 40,000

Net (Loss) December 31, 1997                                                                                    (52,612)   (52,612)
                                       --------    --------    --------   -----      --------        ------     -------     ------
Balance At December 31, 1997          3,500,000           0           0   3,500             0        66,500     (52,612)    17,388

April 14, 1998 For Cash
   @ $1 Per Share                        50,000         500           0  49,500                                             50,000

Private Stock Offering:
June 30, 1998 For Cash
   @ $1 Per Share                       211,400                             211                     211,189                211,400
  (Less Deferred Offering Costs)                                                                    (11,928)               (11,928)

June 30, 1998 Services
   Valued @ $1 Per Share                 14,861                              15                      14,846                 14,861

August 1, 1998 Cancelled Shares
   @ $.001 Per Share                   (600,000)                           (600)                        600                      0

November 3, 1998 Services
   Valued @ $.50 Per Share               10,000                              10                       4,990                  5,000

Preferred Dividends Declared                                                                                     (3,589)    (3,589)

Net (Loss) December 31, 1998                                                                                   (182,866)  (182,866)
                                      ---------      ------         ---   -----        ------       -------     -------    -------
Balance at December 31, 1998          3,136,261      50,000         500   3,136        49,500       286,197    (239,067)   100,266

January 2, 1999 Personal Service
   Contracts @ $1 Per Share             150,000                             150                     149,850                150,000

January 2, 1999 Employment
   Contract @ $1 Per Share               80,000                              80                      79,920                 80,000

February 8, 1999 Trade Agreement
   @ $1.50 Per Share                     10,000                              10                      14,990                 15,000

March 1, 1999 Trade Agreement
   @ $1.50 Per Share                     15,000                              15                      22,485                 22,500

March 2, 1999 Personal Service
   Contracts @ $1.50 Per Share           50,000                              50                      74,950                 75,000

Stock Offering:
   March 20, 1999 For Cash
   @ $1.50 Per Share                    239,518                             240                     359,037                359,277
  (Less Deferred Offering Costs)                                                                     (5,222)                (5,222)

April 30, 1999 Warrants Exercised
   @ $1.50 Per Share                      2,500                               2                       3,747                  3,749

May 3, 1999 Personal Service
   Contract @ $3.50 Per Share             5,000                               5                      17,495                 17,500

May 17, 1999 Personal Service
   Contract @ $3.8125 Per Share          10,000                              10                      38,115                 38,125

May 31, 1999 Warrants Exercised
   @ $1.50 Per Share                      2,500                               2                       3,747                  3,749

June 16, 1999 Personal Service
   Contract @ $3.25 Per Share            26,923                              27                      87,473                 87,500

June 30, 1999 Warrants Exercised
   @ $1.50 Per Share                      1,500                               2                       2,249                  2,251

July 14, 1999 Trade Agreement
   @ $2.75 Per Share                      1,000                               1                       2,749                  2,750

July 20, 1999 Personal Service
   Contract @ $3.125 Per Share            2,500                               3                       7,810                  7,813

August 14, 1999 Trade Agreement
   @ $1.875 Per Share                     1,000                               1                       1,874                  1,875

August 17, 1999 Personal Service
   Contract @ $1.9375 Per Share           4,000                               4                       7,746                  7,750

September 14, 1999 Trade Agreement
   @ $1.25 Per Share                      1,000                               1                       1,249                  1,250

September 16, 1999 Warrants
   Exercised @ $1.50 Per Share           88,421                              88                     132,542                132,630

Stock Options                                                                                         1,600                  1,600

Net (Loss) September 30, 1999                                                                                  (626,413)  (626,413)

Unaudited Balance at                  ---------      ------        ----  ------       -------    ----------    --------   --------
September 30, 1999                    3,827,123      50,000        $500  $3,827       $49,500    $1,290,603   ($865,480)  $478,950
                                      =========      ======        ====  ======       =======    ==========    ========   ========


                               The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Statements of Cash Flows
---------------------------------------------------------------------------------------
                                              Unaudited     Unaudited     Unaudited
                                              Nine Month    Nine Month  June 30, 1997
                                           Interim Period Interim Period (Inception)
                                                Ended         Ended        Through
                                              September     September     September
                                               30, 1999      30, 1998     30, 1999
                                               --------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                             ($626,413)     ($134,869)   ($865,480)
Adjustments to Reconcile Net Loss to Net
Cash Provided By Operating Activities

Items Not Affecting Cash Flows:
   Depreciation Expense                              3,830            955        6,140
   Amortization Expense                                258            114          486
   Stock Issued for Services, Contracts,
   & Trade Agreements                              507,063              0      526,924
   Stock Option Compensation Costs                   1,600              0        1,600

   (Increase) Decrease In Accounts Receivable      (38,697)             0      (49,000)
   (Increase) Decrease In Inventory               (145,003)        (1,363)    (153,576)
   (Increase) Decrease In Stock
   Subscriptions Receivable                         (3,003)        10,000       (3,003)
   (Increase) In Other Assets                     (340,442)             0     (342,716)
   Increase (Decrease) In Accounts Payable          72,909         (2,291)      91,509
   Increase (Decrease) In Accrued Salaries           2,000              0        4,500
   Increase (Decrease) In Other Accrued Expenses    51,447           (854)      57,254

Net Cash Used By Operating Activities             (514,451)      (128,308)    (725,362)
                                                   -------        -------      -------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                           (25,696)        (4,449)     (32,541)
                                                    ------          -----       ------

Net Cash Used By Investing Activities              (25,696)        (4,449)     (32,541)
                                                    ------          -----       ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Common Stock                        496,434        214,333      765,906
   Issuance of Preferred Stock                           0         50,000       50,000
                                                         -         ------       ------

Net Cash Provided By Financing Activities          496,434        264,333      815,906
                                                   -------        -------      -------

Net Increase In Cash                               (43,713)       131,576       58,003

Cash At Beginning Of Year                          101,716         26,291            0
                                                   -------         ------            -

Cash At End Of Period                              $58,003       $157,867      $58,003
                                                   =======       ========      =======


Non-Cash Activities:
Common Stock Issued For Services                        $0        $14,861      $19,861
Common Stock Issued For Personal Service Contracts 383,688              0      383,688
Common Stock Issued On Employment Contract          80,000              0       80,000
Common Stock Issued for Trade Agreements            43,375              0       43,375
Stock Options Compensations Costs                    1,600              0            0


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Full Tilt Sports, Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
For the Interim Period Ended September 30, 1999
-----------------------------------------------


Note 1 - Unaudited Financial Information
----------------------------------------

The condensed financial information furnished herein was taken from the books and records of the Company without audit and was prepared in accordance with the instructions to Form 10-QSB. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the nine month interim period ended September 30, 1999. The adjustments consist only of normal reoccurring accruals. The results of operations for the nine month interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

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

Full Tilt Sports, Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
For the Interim Period Ended September 30, 1999
-----------------------------------------------

Note 6  - Common Stock Options
------------------------------

At September 30, 1999, the Company had outstanding options to purchase 853,000 shares of common stock at prices ranging from $1.50 to $2.75, with expiration dates between February 28, 2004 and February 28, 2009. During the nine months ended September 30, 1999, no options were exercised.

Included in the Company's net income for the quarter ended September 30, 1999, is a charge of approximately $1,600 which is a result of applying Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

Note 7 - Earnings Per Share
---------------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS No. 128) effective with the year ended December 31, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income per common share:

                                        Nine Months Ended September 30, 1999
                                        ------------------------------------

                                         Net         Weighted
                                         Loss      Average Shares  Per Share
                                         ----      --------------  ---------

Earnings Per Common Share
-------------------------

Basic loss per share                  ($626,413)      3,725,376      ($0.17)

Effect of dilutive securites
 options                                  1,600           3,000

Diluted earnings per share            ($624,813)      3,728,376      ($0.17)
                                       --------       ---------       -----

                          FULL TILT SPORTS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's products in the retail market place, general economic conditions, the availability of working capital and the overall state of the retail clothing industry.
Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     During the quarter ended September 30, 1999, Full Tilt Sports, Inc. (the "Company") continued efforts to obtain additional funding to meet its capital needs. While the Company's financial condition improved from year-end December 31, 1998, it has declined during the latter half of calendar 1999. As a result, the Company is dependent on receipt of funding from outside sources to meet its revenue objectives and continue as a going concern.

     As of the date of filing this Report, the Company has no fixed capital obligations other than general and administrative expenses and payment of outstanding liabilities. However, in order to meet its revenue objectives, the Company requires outside funding to acquire inventory, finance accounts receivable and pay general and administrative expenses. Toward that end, representatives of the Company have negotiated with representatives of various capital sources in an effort to structure a private placement of the Company's equity securities. While such sources have shown a genuine interest in the Company, no agreements have been reached and the Company continues efforts to obtain that funding.

     During the nine month period ended September 30, 1999, the Company's operations have utilized in excess of $500,000 in cash. Substantially all of those operations have been financed through the sale of Common Stock. During the corresponding nine month period, the Company raised approximately $500,000 through the sale of its Common Stock in transactions exempt from the registration requirements of Federal and state securities laws. Management anticipates that private equity financing will remain the primary means of funding operations pending positive cash flow. However, there is no assurance when, if ever, revenue will be sufficient to offset operating and overhead expenses.

     At September 30, 1999, the Company had working capital of $423,759, an increase of $328,608 from December 31, 1998. However, the Company requires cash. A substantial portion of the current assets existing at September 30, 1999 consisted of prepaid services which cannot be converted to cash. Excluding these prepaid items from the calculation, the Company would be left with approximately $158,000 of working capital at September 30, 1999. A substantial portion of the remaining working capital, in turn, is in the form of inventory awaiting shipment for a substantial purchase order received by the Company.

     To alleviate its short-term need for working capital, the Company has negotiated a revolving credit arrangement with a private, related party. However, due to the costs inherent in such arrangement, management would prefer to finance cash needs through additional equity financing. The success of management in obtaining an agreement for equity financing will determine the need for additional debt financing.

Results of Operations

     During the nine month period ended September 30, 1999, the Company realized a net loss of $624,813 (or $.17 per share) on revenues of $209,117. This compares to a net loss of $134,869 (or $.04 per share) on revenues of $5,128 for the nine month period ended September 30, 1998. Revenues increased 3900%, while the net loss increased 360%. The increase in revenue is due to the fact that the Company has only recently began selling its merchandise following intensive marketing efforts. The increase in the net loss reflects the substantial general and administrative expenses experienced by the Company in 1999, including a substantial increase in advertising.

     Sales during the nine month period ended September 30, 1999 produced a gross margin of 59%. This figure reinforces management's confidence in the Company's business plan. However, revenues for that nine month period were insufficient to defray costs of goods sold and general and administrative expenses, and accordingly, the Company realized a net loss for the period.

     General and administrative expenses for the nine month period ended September 30, 1999 totaled $754,355. Substantial expenses within that category include advertising ($300,000), professional fees ($65,196), promotion ($79,549) and salaries. Advertising increased dramatically from the nine month period ended September 30, 1998 to the comparable period ended 1999, from $18,522 to $301,000. This increase is attributable to expenses associated with professional athlete endorsement contracts executed by the Company and paid with equity securities. Professional fees increased approximately $50,000 from the nine month period ended September 30, 1998 to the comparable period ended 1999 as a result of the significant number of equity transactions in which the Company has engaged and auditing fees associated with its status as a publicly-traded entity. Promotion increased from 1998 to 1999 approximately $66,000 as a result of the Company's efforts to obtain additional markets for its products. Finally, salary increased approximately $90,000 commensurate with an increase in employees necessary to manage increased operations.

     Interest in the Company's products has increased dramatically during 1999, attributable in part to the advertising and promotion conducted by the Company. In addition to the substantial increase in revenues which the Company realized during 1999, numerous other merchandisers have contacted the Company expressing an interest in selling its products. Management anticipates, although there is no assurance, that such contact will result in increased sales in the year 2000. However, the Company will continue to incur losses until such time, if ever, its gross profit from sales is sufficient to cover general and administrative expenses. Based on existing orders for products, management is unable to predict with any degree of certainty when that may occur.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

              No report required.

Item 2.  Changes in Securities.

             (a) and (b)    No report required.

             (c) During the fiscal quarter covered by this Report, the Company sold 88,421 shares pursuant to the exercises of outstanding warrants under the exemption provided by Regulation D, Rule 504 of the 1933 Act. The warrants were exercised at various times through September 16, 1999 for a price of $1.50 per share. No underwriter or sales agent was employed by the Company in connection with the exercise of the warrants. The warrants were originally issued in connection with an offering exempt under Rule 504 and accordingly, the exercise of the warrant was similarly exempt. Each of the individuals participating in that offering was provided information regarding the Company in the form of the most recent prospectus filed with the Securities and Exchange Commission, together with interim reports filed since that date.

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




                                   FULL TILT SPORTS, INC.



Date:  November 19, 1999           By: /s/ Roger K. Burnett
     ---------------------            ---------------------------------
                                   Roger K. Burnett, President, Chief
                                   Executive Officer, Chief Financial
                                   Officer and Chairman of the Board of
                                   Directors
                                   (Principal Executive Officer)




Date:  November 19, 1999           By: /s/ Joseph F. DeBerry
     ---------------------            ---------------------------------
                                   Joseph F. DeBerry, Vice-President,
                                   Secretary, Treasurer and Director
                                   (Principal Financial Officer)