Form 10KSB
period 1999-12-31
FULL TILT SPORTS INC
filed 2000-03-30
CIK 1062663

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number 0-24829

                             FULL TILT SPORTS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Colorado                                84-1416864
    -------------------------------                 ----------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                identification No.)


     212 North Wahsatch, Suite 205 Colorado Springs, Colorado      80903
     --------------------------------------------------------    ----------
             (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (719) 630-0980
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                Title of each class

                                Common Shares, $.001 par value
                                ------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes X     No
               ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the most recent fiscal year were $289,180.

The aggregate market value of the 1,462,261 Common Shares held by nonaffiliates of the Company as of March 27, 2000, was approximately $1,462,261 based upon the last reported sale of the Company's Common Shares of $1.00 per share.

The total number of Common Shares outstanding as of December 31, 1999 was 3,933,722.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None
                                    -------

Transitional Small Business Disclosure Format:       Yes             No    X
                                                         -------        ------

                                TABLE OF CONTENTS

PART I                                                                  Page

    Items 1 and 2.    Business and Properties............................1

    Item 3.           Legal Proceedings..................................8

    Item 4.           Submission of Matters to a Vote of
                           Security Holders .............................8
PART II

    Item 5.           Market for Registrant's Securities and Related

                      Shareholders Matters...............................9

    Item 6.           Management's Discussion and Analysis or

                      Plan of Operation.................................10

    Item 7.           Financial Statements and Supplementary Data.......12

    Item 8.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.......12

PART III

    Item 9.           Directors, Executive Officers and Compliance
                      with Section 16(a) of the Exchange Act ...........14

    Item 10. Executive Compensation.....................................16

    Item 11. Security Ownership of Certain Beneficial
                      Owners and Management.............................18

    Item 12. Certain Relationships and Related Transactions.............19

PART IV

         Item 13. Exhibits, Reports on Form 8-K and
                           And Financial Statements.....................21

         Signature Page.................................................23

         Index to Financial Statements..................................24

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

ITEMS 1 and 2.    BUSINESS AND PROPERTIES

General

     Full Tilt Sports, Inc., was founded in 1997 as a Colorado corporation to sell designer sportswear and accessories emphasizing an aggressive, active attitude and lifestyle, as expressed in our "Flip The Switch" and "FTS" trademarks and logos. This last year was our second year of operation, and we have continued pursuing our original goals of promoting our products and selling them in retail stores on a large scale.

     Our stock has been traded in the over-the-counter market since March, 1999 and is quoted on the NASD Bulletin Board under the symbol "FTSX". This is the only trading market for our stock. Currently we have 140 shareholders.


Description of Business
-----------------------

     We are in the business of selling high quality casual sportswear and accessories, focusing on athletic and active lifestyle clothing. All of our products prominently display our "Flip The Switch" and "FTS" trademarks and logos. We market our products with a sports orientated approach, primarily by endorsements from professional athletes and sports personalities. Our target market is retail buyers of casual active clothing of both sexes and all ages. Our product line includes high quality shirts, jackets, vests, pants and caps in various styles and colors that we believe are attractive and appealing to this group of consumers.

     A full line of these items have been manufactured and are for sale in many retail clothing and sportswear stores, predominantly in Colorado and other western states. Although most of our retailers are small to medium size and have lower sale volumes, we presently have limited orders to sell our products with JC Penney Co. Inc., a national department store. Selling our products in high volume outlets, like JC Penney, is necessary to achieve the volume of sales and revenues we need to be successful.

     Our products are also sold to amateur sports teams, mostly in the Colorado Springs and Colorado Front Range region. These customers are mostly soccer, hockey, football and baseball clubs and teams, who place orders for their uniforms and accessories. These sales help exposure and promotion of our products.

     Although we are using conventional types of advertising, the emphasis of our marketing is endorsement by professional athletes and other sports personalities. We believe that having these sports personalities wearing our clothing, being featured in our advertisements and appearing in person at our promotions will encourage sports orientated retail customers to buy our clothing line. We have made substantial progress in securing these endorsements as we have entered into agreements with over a dozen athletes and sport personalities in the last year. We have also retained the services of several employees and consultants who have a great deal of experience in marketing this type of clothing, including two former executives with No Fear, a highly successful clothing producer.

     However, we are still a development stage company in a new venture. All prospective investors need to be aware of the difficulties and risks in this type of new business. These risks include lack of experience, the need for additional capital, limited market recognition and intense competition.


Production
------------

     We are not in the business of manufacturing our clothing line. Instead, we contract with independent overseas and domestic manufacturers, whose products we have tested and approved. We decide all specifications for our products, including style, color and materials. We are producing only high quality garments and accessories to appeal to the demanding consumer. We hope that the specifications we have chosen for our clothing and accessories will make them more distinctive and superior in quality compared to most sportswear currently available, and therefore more attractive to customers. Our current manufacturers have performed to our standards in quality, cost and time of manufacturing and delivery, but we don't have written contracts with these manufactures. However, we feel confident that they, or someone else, will be able to fill our orders.

         The products that we have had produced to date are:

         o  golf shirts
         o  t-shirts
         o  long sleeve shirts
         o  sweat shirts
         o  fleece jackets
         o  pants
         o  shorts
         o  caps

     Although, we have to pay in advance for our product orders, we hope to have a letter of credit in place for future orders, working capital permitting. We place our larger orders with the overseas manufacturers when we can plan in advance. These manufacturers have more favorable prices but take longer to fill our orders and deliver our products. For smaller custom orders, that are required on short notice such as for tournaments and team sales, we use a local Colorado company which can manufacture the clothing on short notice. However, using a local manufacturer is more costly and we therefore try to avoid this whenever possible. We have already placed an order with our manufacturers for a spring line of clothing. We are currently in the process of placing a manufacturing order for our fall line, which we hope will be significantly larger than our spring line order. However, we have no firm orders from our customers for our fall line at this time.

Marketing
---------

     The focus of our marketing, and what we believe sets us apart from most other clothing companies, is that we have many different professional athletes and sports personalities wearing and promoting our clothing. The concept is that by having popular professional athletes, ballplayers and sports personalities wearing our clothing and looking attractive in them, the fans of these athletes and sports personalities will want to wear them as well. Hopefully this exposure will also attract other types of consumers as well.

     We have been successful in signing these endorsement contracts particularly because several members of our management have been minor league professional baseball players. They personally know many professional athletes and have contacts in professional sports to be introduced to many others. We have been successful in signing contracts with about 20 athletes and sports figures so far. These athletes include professional football players, baseball players, boxers and popular former professionals as well.

         Some of the professional athletes endorsing our products include:

          o    Ed McCaffrey of the Denver Broncos football team
          o    Bill Romanowski of the Denver Broncos football team
          o    Glenn Cadez of the Denver Broncos football team
          o    Ray Crockett of the Denver Broncos football team
          o    Mike DeJean of the Colorado Rockies baseball team
          o    Trevor Hoffman of the San Diego Padres baseball team
          o Andy Pettitte of the World Series champion New York Yankees baseball team
          o    Rick "Goose" Gossage, a former professional baseball player
          o    Floyd Mayweather, Jr., a professional boxer
          o    Michael Grant, a professional boxer

     These athletes have contracted to wear our clothing during interviews and during other appearances where they will be seen by the public in person and in the media. They will also appear at promotional events held at retail stores and at sporting events where they will wear our clothing and sign autographs. We will also be able to use photographs of them in our advertisements. The boxers have worn robes, shorts and accessories with our trademark and logo in televised prizefights and have been photographed for magazines such as Sports Illustrated in these garments.

     We also have begun using other methods to promote our product line in addition to endorsement by professional athletes and sports personalities. The methods we have already used include:

         o  Sponsorship of sporting events, especially golf tournaments
         o  Sponsorship of team sports
         o  Radio advertisements
         o  Newspaper advertisements

         o  Internet advertisements

     Radio advertisements have been broadcast for the past year on a syndicated radio show on over 200 AM and FM radio stations nationally. Advertisements are also taken out in local newspapers whenever we are conducting a promotional event, such as an appearance and autograph signing by one of our professional athletes. We have also sponsored local sporting events in the Colorado and neighboring states, in particular golf tournaments in Colorado and Arizona. At these events we display our products, put up signs and posters and give away some promotional items like t-shirts as well as have our products displayed for sale. On the Internet our web page advertises our products and will eventually be able to accept orders.

     We have an agreement with Michael Grant, a professional boxer, who will wear robes, boxing trunks and other accessories with our trademark and logo during a title fight with Lennox Lewis on April 29 of this year. This prize fight will be televised and there will be a great deal of media coverage on television and in the press.

     To assist our marketing efforts, we employed Robert (Bobby) Stephenson as Vice President of Sales and Marketing and have retained the services of several individuals and consulting companies with sales and marketing experience in the sportswear business. Our two new consultants, Britt Galland and John Rich, will provide a great deal of assistance in reaching these objectives. They are former executives with No Fear, an industry leader in the sale of sportswear apparel. Their contacts within professional sports and the sportswear industry should open up new doors and they should be able to direct us in promoting our products more effectively and in different ways.

     Additional new promotion is planned using product placements. This is where our products might be used in movies and television shows as background items. This will give our products exposure in a new medium. Britt Galland and John Rich have experience and contacts in this field to implement this promotion.


Distribution and Sales
----------------------

     The focus of our distribution and sales will be through retail department and sporting goods stores. We are dependent on sales in these markets to achieve the sale volumes we need to be profitable. We are selling our products in other markets as well, which give us more exposure and acceptance in the marketplace. Different sales avenues we are selling our products through include:

         o  Department stores
         o  Clothing stores
         o  Sporting good stores
         o  Team sales
         o  Sporting events and tournaments
         o  Catalogue
         o  Internet

     Retail Store Sales. Our products are most suited for department stores, clothing stores and sporting goods stores, but we are also selling our products in related athletic and health orientated stores such as nutrition stores. Last year we started selling our products with only one retailer, and by the end of the year our products were being sold with seven retailers who have locations in seven states. The number of store locations that each retailer has ranges from one to as many as eleven. In the case of JC Penney Co., Inc., we were test marketed in three stores this past year. The sales potential for each retailer varies greatly as their locations range from kiosks to department stores. Payment arrangements vary with each retailer, but generally retailers pay for their orders 30 days after delivery. The retail stores where our products have been sold in this last year include:

         o  JC Penney
         o  Sportsfan
         o  PrimeTime Sports
         o  Mr. K Sportsworld
         o  Will Power Nutrition
         o  Shoe Extreme
         o  Italian Connection

     Sportsfan was the first retailer to carry our line of products. Our products went on sale at Sportsfan beginning in April 1999. Sportsfan has 10 stores in Colorado, one store in Wyoming and one store in Arizona. PrimeTime Sports has eleven stores in Colorado, Wyoming and New Mexico. Will Power Nutrition has eight locations in Colorado and sells their products from kiosks in malls and other locations.

     The biggest retailer to sell our products has been JC Penney Co., Inc. JC Penney is a national department chain and is the type of large volume retailer we need in our efforts to generate significant revenue and profits. In their test market of our products at three locations in Colorado over three months, we were number one in sales and gross margins for the young men's department. JC Penney has placed their order for this year and will sell our products in 14 of their stores in Southern California, Colorado, Arizona, New Mexico and Salt Lake City. If our initial spring line order is successful, we hope that JC Penney will place a larger order for our fall line and introduce sales nationwide.

     Team Sales. We have also been marketing our products to amateur sports teams, mostly in the Colorado Springs and Colorado Front Range region, where we are located and have the most local contacts and exposure. These customers are mostly soccer, hockey, football and baseball clubs and teams. We take orders from these teams and clubs for their uniforms and accessories to their specifications, and place the orders with our local manufactures who produce the products with our trademark and logo. In addition to generating revenue, these sales help exposure and promotion to hopefully encourage sales in retail stores. These sales have accounted for about 10% of our sales in this last year.

         Additional Sales. There are also a small number of sales at the golf tournaments that we have sponsored. We participate in these events primarily for marketing and promotion.

However, we do offer our products for sale at these events and have sold a limited amount of our product in this manner. In the next year, we also plan to add catalogue sales. The catalogue should be completed within the next year, which will allow us to have direct sales to the customers and obtain a greater profit margin on those sales. Sales may also be made on the Internet. Presently we have a web page which advertises our products. We are in the process of changing the web page for on line purchases.


Trademark
---------

     The distinctiveness of our clothing and accessories lies in our "Flip The Switch" concept. We are emphasizing and promoting a certain concept associated with this trademark. We therefore want to take precautions so that another company does not use our trademark. Trademark registration applications have been filed with the U.S. Patent and Trademark Office that we expect to be approved in 2000 or 2001. These trademark registrations will give us the right to use the trademarks in any state and challenge anyone who infringes on our trademarks. If any other company starts to use a similar trademark to sell clothes, we can challenge them in court and demand that they cease.


Research and Development
------------------------

     We have not conducted formal market or feasibility studies for the sale of our products. These studies would cost too much at this time. Instead we have relied on the direction of experienced sales consultants who have directed us in our business. Our consultants have also assisted us in designing our clothing and choosing styles and colors, based upon their experience and knowledge of current trends and popularity in sportswear.


Risk Factors
-------------

     In addition to our status as a development stage enterprise, we face numerous risks in our business, including competition from established businesses, lack of a proven market for our products, lack of an assured manufacturer for our product, dependence on endorsements of professional athletes and dependence on key personnel. While we will do our best to mitigate these risks in our business plan, there is no assurance such efforts will be successful.

     1. Limited Capitalization and Lack of Working Capital. We have extremely limited capitalization and are dependent on the proceeds of stock sales, achieving profitable operations and receiving additional financing to continue as a going concern. Proceeds raised in the stock offerings have been budgeted for a limited period of time and we will likely require additional capital from outside sources. Although we will endeavor to finance our working capital needs through additional debt or equity financing, there is no assurance that this financing can be obtained on acceptable terms.

     2. No Assurance of Product Acceptance.We have no certainty that the marketplace will continue to accept our products as a desirable retail clothing and accessory item, or if the Company's "Flip The Switch" trademark and concept as endorsed by professional athletes will be accepted and desired by consumers. We have no assurance that the acceptance of our products will be in sufficient numbers to achieve sufficient revenues and profit.

     3. Dependence on Key Personnel; Lack of Operating Experience. Due in part to our lack of operating history, our success will depend upon the management efforts and expertise of certain of our officers, Messrs. Roger Burnett and Joseph DeBerry. These individuals are responsible for overseeing manufacturing, marketing and distribution of our products and merchandise, operation of the business and expansion into additional markets. However, they have little experience in the operation our business. All of these individuals are former members of professional baseball organizations and have spent a majority of their adult life participating in baseball. Messrs. Burnett and DeBerry have retained the services of outside consultants to assist in management and operation of the business where appropriate. While we believe we have the necessary expertise to operate this business, there is no assurance that these efforts will be profitable. Further, the loss of any of these individuals could adversely effect our business. We do not intend to obtain key man insurance on the life of any of our officers or directors.

     4. Intense Competition. Competition in the apparel industry is very intense. There are numerous manufacturers and distributors marketing sporting apparel throughout the United States, most with substantially greater personnel and financial resources. There already exists many apparel lines which base their marketing on a name or slogan, such as Nike, Mossimo, No Fear and Reebok which currently dominate the industry. Many of these apparel lines are well established in the marketplace with the consumers and the retail outlets. Our general concept is not unique and we will have to establish ourselves as a desirable apparel line of clothing in an established marketplace. Due to the our status as a development stage enterprise, we are at a competitive disadvantage with regard to financial and personnel resources, vis-a-vis our competitors. Investors should be aware of the competitive environment in which our business operates.


Employees
----------

     As of fiscal year end December 31, 1999, we employed six full time employees. Roger Burnett, President and Joseph DeBerry, Vice President currently serve on a full-time basis and are responsible for our day-to-day operations and the marketing, production and distribution of the our products, as well as strategic planning and expansion of the Company's business. Robert (Bobby) Stephenson serves as Vice President of Sales and Marketing and is responsible for sales, special events and trade shows. Fisher DeBerry, Executive Vice President and a director of the Company, currently devotes only a minor portion of his time to the Company and assists in marketing and promotion. We also have three additional full time employees, each responsible respectively for accounting, team sales and graphics.

         We do not expect any additional significant changes in the number of employees over the next twelve months. From time-to-time, we engage the services of outside consultants to assist in the Company's business, including attorneys, accountants, and marketing and advertising personnel. We may engage the services of additional individuals in the future as our business needs dictate and our financial resources permit.

Facilities
----------

     Commencing on February 1, 2000, we changed the location of our principal offices to 212 N. Wahsatch Ave., Suite 205, Colorado Springs, Colorado 80903 and have executed a three year lease agreement for this location. The offices are located in 6,000 square feet of office and warehouse space and are leased for the monthly rental of $7,750 per month, from a company controlled by one of our shareholders who owns 98,000 shares. We anticipate that this office space will be adequate for the term of the lease.


ITEM 3.  LEGAL PROCEEDINGS

     We, or our officers or directors in their capacities, do not have any material legal proceedings in progress or pending against us or our property, and we do not know of any potential or threatened legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not hold a shareholder's meetings during the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR OUR SECURITIES AND RELATED SHAREHOLDER MATTERS

     As of March 18, 1999, the Company's Common Shares began trading in the over-the-counter market and were quoted on the NASD Bulletin Board under the symbols "FTSX ". Prior to that, there was no established trading market for the Common Stock.

     The following table sets forth the range of high and low bid quotations as reported for the Common Shares of the Company, for the period last fiscal year to the date of the filing of this Report. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

                                                Common Shares

        FISCAL YEAR 1999                   High              Low

        First Quarter                      $3.00            $2.00
        (March 18 through March 31)

        Second Quarter                     $3.875           $2.25
        (April 1 through June 30)

        Third Quarter                      $3.50            $ .8125
        (July 1 through September 30)

        Fourth Quarter                     $1.8125          $ .75
        (October 1 through December 31)

        FISCAL YEAR 2000

        First Quarter                      $1.50            $ .625
        (Jan. 1 through March 30)

     The number of record holders of the Common Shares as of December 31, 1999 was 140, including nominees of beneficial owners. The Company estimates that there are approximately 200 beneficial owners of its Common Shares, as of the filing of this Report.

     Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Shares have been paid or declared by the Company to date, nor does the Company anticipate that dividends will be paid in the foreseeable future.

     As of the date of this filing, a total of 150,000 shares were designated Series A Preferred Stock, of which 50,000 were issued. All of the issued shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of the net profits of the Company, also payable in cash. The Company may redeem this preferred stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends. The holder may convert any number of shares of Preferred Stock, on a one to one basis, into shares of Common Stock until April 13, 2003, and after that date all remaining shares of Preferred
Stock shall be converted on that conversion basis into Common Stock. The Preferred Shares vote with the Common Shares on all matters presented to the shareholders and are entitled to one vote for each Preferred Share. There is presently no market for the Preferred Shares, and it is not anticipated that one will develop in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
-------------
     Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding our plan of business operations, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the our products in the retail market place, general economic conditions, tax legislation and the overall state of the retail clothing industry. Most of these factors are outside of our control. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, we disclaim any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources
-------------------------------

     While our working capital increased from year end 1998 to year end 1999, we believe that we are still dependent on receipt of capital from outside sources to continue as a going concern. At December 31, 1999, we had working capital of $309,423, consisting of $448,424 of current assets and $139,001 of current liabilities. This compares to working capital of $95,732 at December 31,1998. However, only a minor portion of the current assets which existed at year end 1999, in the amount of $5,687, is in the form of cash. The balance is represented by inventory, accounts receivable, prepaid services and miscellaneous items that cannot be used to satisfy our immediate cash requirements. Furthermore, a substantial portion of the working capital was utilized subsequent to year end in our operations. Accordingly, we require a substantial investment of cash to meet our operating requirements and continue in business.

     Our capital requirements for 2000 include cash for purchase of inventory, as well as general and administrative expenses. When we ship product to customers, it may be several months before we are paid. Also, when we order inventory from overseas manufacturers, which we do to save money, we must pay for the merchandise many months before we receive the goods. This requires a substantial investment of cash.

     Because our sales are still relatively low, we also require additional cash for general and administrative expenses. The amount of our sales through 1999 was insufficient to cover our costs plus overhead. Overhead includes such items as advertising, consulting, legal and accounting, salaries and rent. Our operations during 1999 have used rather than provide cash. During the twelve months ended December 31, 1999, the Company used $605,025 in cash. This represents a substantial increase from 1998, when our operations used $169,598 in cash. This increase is attributable to the substantial increase in overhead expenses during 1999.

     Our efforts to obtain capital have focused on additional private debt or equity financing. During 1999, we negotiated with a private lender in an effort to obtain a line of credit to assist in financing our inventory requirements. However, the financing was too expensive and we decided to look for other sources. We also explored many opportunities to sell additional equity securities to institutional investors or other qualified investors in a private placement, but were unsuccessful in reaching an agreement. Accordingly, we continue our efforts to raise money.

     Historically, we have relied on private sales of our common stock to raise money. During 1999, we conducted an offering through a private placement pursuant to Federal and state exemptions from securities registration requirements. The offering of up to 500,000 shares of Common Stock of the Company, with an offering price of $1.50 per share, was offered to qualified individuals and entities on a best efforts basis. The proceeds of the offering were used for working capital, advertising, acquisition of inventory, and operating expenses. The offering expired March 20, 1999, and we issued 239,518 shares of Common Stock and raised $354,055. We received an additional $142,379 from the exercise of common stock warrants during the year. While we raised a total of $534,845 from our financing activities during 1999, we used $605,025 in operations. Our cash therefore decreased $96,029.

     Current assets increased from $122,639 in fiscal year 1998 to $448,424 in fiscal year 1999. However, the current assets in fiscal year 1999 reflect $153,773 in prepaid personal services, $25,278 in prepaid trade agreements and $19,458 in prepaid design services. Also, current liabilities increased from $26,907 in the prior fiscal year to $139,001 in fiscal year 1999. Current liabilities in fiscal year 1999 include $42,000 in notes payable to two shareholders as related parties.

     We have attempted to conserve cash by making payments in stock in limited circumstances. We have used stock to compensate the professional athletes who endorse our products and will use stock in the future for such compensation when in our best interest. Also, partial compensation for employment, manufacturing and sales services agreements and advertisement have been in the form of stock.

Results of Operations
---------------------

     During the year ended December 31, 1999, we realized a net loss of $1,516,856 (or $0.41 per share) on revenues of $289,180, compared to a net loss applicable to common stock of $186,455 on revenues of $19,006 for the year ended December 31, 1998. Revenues increased from the prior fiscal year 1400% due to sale of our products in retail outlets, promotional events and team sales. However, losses increased as well, due to the substantial increase in advertising, promotion and other overhead expenses.

     During 1998, we were in the beginning stages of the promotion and development of our products. In 1999, we became much more aggressive in product promotion, as we placed our products in many additional retail outlets and participated in many additional promotional events. This is reflected in the significant increases in advertisement and promotion expenses. Advertising increased $390,877 from 1998 to 1999, while promotion increased $60,985. These increased expenses are considered to be necessary costs associated with selling a new product line in the retail market.

     General and administrative expenses increased from $189,372 in 1998 to $1,712,516 in 1999. We increased the number of full time employees from two to six and we increased our office and warehousing space. Therefore, salaries increased from $60,000 to $189,433 during the latter period as full time employment was implemented. Professional fees increased from $24,442 in the former fiscal year to $82,593 in 1999 due to costs associated with Commission filing requirements and issuance of our common stock in certain private transactions. We also realized a substantial amount of consulting fees, in the amount of $106,819, due to our efforts to refine and revise our business plan and gain access to new customers.

     A substantial portion of our net loss for 1999 resulted from non-cash expenses associated with the issuance of stock options to consultants. In accordance with accounting rules, we are required to recognize the fair value of stock options issued to nonemployees based upon a formula which estimates those values based upon certain assumptions. The application of those rules resulted in the recognition of $606,390 of noncash expense during 1999 based on the issuance of 435,000 options. Nonetheless, we believe the issuance of those options was in the best interest of our company, and will help our business in the future.

     We anticipate that we will continue to incur losses until such time, if ever, that we generate revenues from retail sales in an amount adequate to cover cost of goods and expenses.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 4, 2000, our Board of Directors engaged Stark Tinter & Associates LLC as our principal accountant and independent auditors for the year ending December 31, 1999, and simultaneously accepted the resignation of Kish Leake & Associates, P.C. as our principal accountant and auditors. Kish Leak & Associates, P.C. stated as its reason for its resignation that it would no longer engage in providing audit services to public companies.

     The reports of Kish Leake & Associates, P.C. for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 1998, and the period from inception (June 30, 1997) to December 31, 1997, there were no disagreements with Kish Leak & Associates, P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Kish Leake & Associates, P.C., would have caused Kish Leake & Associates, P.C. to make reference to the matter in their report.

     During the two most recent fiscal years and any subsequent interim period, the Company has not consulted Stark Tinter & Associates LLC, regarding any matter requiring disclosure in this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following individuals presently serve as officers and directors of the Company.

Name                                Age    Position
----                                ---    --------

Roger K. Burnett                    30     President, Chief Executive Officer,
Financial Officer and Director               Chief

J. Fisher DeBerry                   61     Executive Vice President and Director

Joseph F. DeBerry                   29     Vice President, Secretary, Treasurer
                                             and  Director

Bill M. Conrad                      43     Director

     Messrs. Burnett, Joseph DeBerry, J. Fisher DeBerry and Conrad should be considered "founders" and "parents" (as such terms are defined by rule under the Securities Exchange Act of 1934, as amended), inasmuch as each has taken initiative in founding and organizing our business.

     Messrs. Burnett, and Joseph DeBerry presently serve pursuant to written employment contracts, effective September 1, 1998, for a term of 12 months, which have been renewed for additional terms and continue on a year to year basis, unless terminated. Mr. Fisher DeBerry serves at the will of the Board of Directors. All of the directors are currently serving a term of office until the next annual meeting of shareholders and until their successors are duly elected and qualified, or until they resign or are removed. Each of the foregoing individuals has served in his current position since our inception in June, 1997. Raymond E. McElhaney, a director since our inception, resigned as director effective January 31, 2000. We did not have any disagreements with Mr. McElhaney.

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

ROGER K. BURNETT.
----------------
     Mr. Burnett graduated from Stanford University, in Palo Alto, California, with a Bachelor of Arts in Business, where he was a two time Collegiate All-American at shortstop. From 1991 to 1995, Mr. Burnett was a member of the New York Yankees farm organization, playing short stop at the Single A and Double A level of that organization. From 1996 until inception of the Company, Mr. Burnett worked on researching and developing the concept and feasibility of the Company.

     In his position as President, Mr. Burnett is responsible for overseeing all of our activities and strategic planning for future development.

J. FISHER DeBERRY
-----------------
     Fisher DeBerry has been the head football coach for the Air Force Academy in Colorado Springs for fourteen years. In that capacity, he oversees a staff of assistant coaches, and together with the athletic director and university president, is responsible for all decisions affecting the football team. During his tenure with the Air Force Falcons, Mr. DeBerry has compiled a record of 104 wins and 56 losses, eleven of his thirteen teams having achieved a winning record and nine receiving a bowl bid. Prior to his position as head football coach, Mr. DeBerry was an assistant from 1980 to 1983. Mr. DeBerry will assist in marketing and program development.

JOSEPH F. DeBERRY
-----------------
     Mr. DeBerry also played professional baseball from 1991 to 1995, as a member of the Cincinnati Reds and New York Yankees farm organizations. His most recent position was with the Kansas City Royals Double A farm organization, which he concluded early in 1997. During his two year assignment with the Yankees organization, Mr. DeBerry was responsible for establishing and overseeing weekly baseball camps with local area youths in Albany, New York. Mr. DeBerry attended college at Clemson University where he was twice named to the College All-American baseball team and participated in the 1991 College Baseball World Series. Prior to that, he was a stand-out athlete at Air Academy High School in Colorado Springs.

     As Vice President, Mr. DeBerry will be in charge of marketing, production and other day-to-day operations.


BILL M. CONRAD
--------------
     Mr. Conrad is active in a number of business endeavors, where he serves primarily in the area of corporate finance. He is presently vice-president, secretary, treasurer and a director of Wallstreet Racing Stables, Inc., a publicly traded Colorado corporation formerly engaged in the acquisition, training, racing and sale of thoroughbred race horses. He has occupied that position since 1995. Mr. Conrad is the vice president of privately-held MCM Capital Management, Inc., a financial public relations company. From 1989 to early 1997, Mr. Conrad was the vice president of corporate development, secretary and a director of Consolidated Capital of North America, Inc., a publicly traded corporation at that time engaged in the real estate business.

     Joseph  DeBerry  is  the  son  of  J.  Fisher  DeBerry.   No  other  family
relationships exist between any of the officers and directors.

COMPLIANCE WITH SECTION 16.

     The following table sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file on a timely basis, Forms 3, 4 of 5 as required by Section 16(a) during the most recent fiscal year or prior years.

                            Late       Late          Late
Name of Reporting Person    Form 3     Form 4        Form 5        Transactions
------------------------    -------    -------       -------       ------------
Roger K. Burnett              0           1             0            1
Joseph F. DeBerry             0           2             0            2
J. Fischer DeBerry            0           1             0            1

Bill M. Conrad                0           2             0            2
Raymond E. McElhaney          0           1             0            1


ITEM 10. EXECUTIVE COMPENSATION

         The following table is a summary of the compensation paid to all executive officers of the Company during the period from inception of the Company, June 30, 1997, to the end of the fiscal year, December 31, 1999. No other executive officer receives compensation of any kind. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

                           Summary Compensation Table

                                                        Long-term Compensation
                                                        Securities Underlying
Name and Position                    Year     Salary    Options
-----------------                   ------   -------    ----------------------
Roger K. Burnett                    1997      $10,000
President, Chief Executive Officer, 1998       30,000
and Chief Financial Officer         1999       30,000    200,000 Common Shares

Joseph F. DeBerry                   1997       10,000
Vice President, Secretary           1998       30,000
 and Treasurer                      1999       30,000    200,000 Common Shares

     Each of Messrs. Burnett and Joseph DeBerry presently serve pursuant to one year employment contracts effective September 1, 1999. Pursuant to those contracts, each individual is entitled to annual compensation in the amount of $30,000. Each individual is also entitled to participate in health insurance and other benefit plans maintained for the employees, and to be reimbursed for reasonable out-of-pocket expenses incurred on our behalf. The employment agreements may also be terminated by us for cause, or by the employee upon not less than sixty days advance written notice. These individuals are also entitled to participate in the Non-Qualifying Stock Option and Stock Grant Plan discussed below.

     Employees receive no additional compensation for their services as directors. Directors are not currently compensated, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf. We reserve the right to enter into compensation arrangements with the directors in the future.

     The following table is a summary of the stock options granted to the named executive officers in fiscal year 1999, as well as the exercise share per price and the expiration date of those options.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

--------------------------------------------------------------------------------
Name               Number of        Percent of      Exercise or   Expiration
                   Securities       total           base price    date
                   Underlying       options/SARs    ($/Sh)
                   Options/SARs     granted to
                   Granted (#)      employees in
                                    fiscal year
--------------------------------------------------------------------------------

Roger K. Burnett   200,000           50.0%          $1.50         June 30, 2007
Joseph F. DeBerry  200,000           50.0%          $1.50         June 30, 2007

     The following table is a summary of the value of the options granted to employees in fiscal year 1999, based upon the latest average trading price of our stock.

                          Fiscal Year End Option Value

                                Number of Shares

                   Underlying Unexercised Value of Unexercised

                           Options at FY-End          Options at FY-End
                           Exercisable                Exercisable/Unexercisable

Roger K. Burnett           200,000                       (1) $0
Joseph F. DeBerry          200,000                       (1) $0


-----------------------------
     (1) Based upon the mean between the closing bid and asked prices of our common stock on March 27, 2000.
-----------------------------

Stock Option Plan
-----------------
We have adopted a Non-Qualified Stock Option and Stock Grant Plan (the "Plan") for the benefit of key personnel and others providing significant services to the Company. An aggregate of 2,500,000 shares of Common Stock has been reserved for issuance under the Plan, as amended.

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

     There is no taxable income to an optionee as a result of the grant of a Non-Qualified Stock Option unless the grant is at less than fair market value. However, an optionee incurs taxable income upon the exercise of a Non-Qualified Stock Option based on the difference between the fair value of the stock at the time of exercise and the exercise price. The Company is not entitled to a tax deduction upon the grant of a Non-Qualified Stock Option, but is entitled to a tax deduction upon exercise corresponding to the optionee's taxable income. In 1999, there were options for 1,036,000 shares granted and outstanding under the Plan for exercise prices between $1.25 to $2.75 per share. There was also 469,022 shares for services issued under the Plan in 1999.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1999, there were a total of 3,933,722 shares of Common Stock of the Company and 50,000 Series A Preferred Shares of the Company outstanding, the only classes of voting securities of the Company currently outstanding. The Common Stock and the Series A Preferred Shares vote together as a single class, and each share is entitled to one vote.

     The following tabulates holdings of Common Stock of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. There are no officers or directors who own Preferred Stock and no holders of Preferred Stock of the Company who own beneficially more than 5% of the voting securities outstanding. Information in the table includes options which were outstanding and exercisable within 60 days of year end 1999. Percentages include shares which can be issued to the named shareholder, but not any other shareholder. However, the table does not include up to 994,978 additional shares underlying our stock option plan.

     The shareholders listed below have sole voting and investment power. The address of each of the beneficial owners is 212 N. Wahsatch Ave., Suite 205, Colorado Springs, Colorado 80903, unless otherwise indicated. All ownership of securities is direct ownership unless otherwise indicated.

Name                            Number of Shares    Percent of Voting Securities
----------------------          ----------------    ----------------------------
Roger K. Burnett (1,3)             854,618                    20.7%
Joseph F. DeBerry (1,3)            764,618                    18.5%
J. Fisher DeBerry (1,4)            825,000                    21.0%
Bill M. Conrad1, (2,3)             443,966                    10.7%
Raymond E. McElhaney (2,4)         232,899                     5.9%
5525 Erindale Dr., Suite 200
Colorado Springs, Colorado 80918

All Officers, Directors and 5% Beneficial Owners

as a Group (5 persons)           3,121,101                   76.8%

---------------------
     (1)  Officer or director.

     (2) Includes 5,625 shares held by MCM Capital Management, Inc. of which Messrs. McElhaney and Conrad are officers, directors and principal shareholders.

     (3) Includes options for 200,000 shares of Common Stock, exercisable immediately for an exercise price of $1.50 per share, and expiring on June 30, 2007.

     (4) Includes options for 25,000 shares of Common Stock, exercisable immediately for an exercise price of $1.50 per share, and expiring on June 30, 2007.
----------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 1, 1998, Stephen K. Anderson resigned his position as officer, director and employee of the Company, and returned 600,000 shares to the Company treasury. Of the remaining shares, 95,000 were transferred to Bill M. Conrad, a director, and 5,000 shares were retained by Mr. Anderson.

     On April 1, 1999 options to purchase shares of Common Stock were granted to the officers, directors and 5% beneficial owners to acquire shares of Common Stock for the purchase price of $1.50 per share exercisable until June 30, 2007. Roger K. Burnett, President and Director, was granted 200,000 options; Joseph F. DeBerry, Vice President and Director was granted 200,000 options; J. Fischer DeBerry, Vice President and Director was granted 25,000 options; Bill M. Conrad was granted 200,000 options; and Raymond E. McElhaney, a 5% beneficial owner was granted 25,000 options

     In July, 1998, Messrs. Joseph DeBerry and Burnett each acquired an additional 4,618 shares of Common Stock of the Company in consideration for services rendered to the Company in the months of May and June, 1998. Said consideration was in lieu of salary payable under the Employment Agreements that Messrs. Joseph DeBerry and Burnett have entered into with the Company.

     In July, 1998, MCM Capital Management, Inc. acquired 5,625 shares of Common Stock of the Company for consideration of service and satisfaction of accounts payable under the Administrative Services Agreement. Mr. Conrad, directors of the Company, and Mr. McElhaney, a 5% beneficial owner of the Company, are also officers, directors and principal shareholders of MCM Capital Management, Inc.

     In January, 1999, Roger K. Burnett and Joseph F. DeBerry each acquired an additional 80,000 shares of Common Stock of the Company in consideration for services rendered to the Company in 1998. Said consideration was in lieu of salary payable under the Employment Agreements that Messrs. Joseph DeBerry and Burnett have entered into with the Company.

     In 1999 our Administrative Services Agreement with MCM Capital Management, Inc. of Colorado Springs expired and this agreement was not renewed. Under the agreement MCM had assisted us with our bookkeeping, secretarial, and administrative needs, provided storage and warehouse space as well as on an as-needed basis for a period of one year at a rate of $2,500 per month beginning January 1, 1998. During the years ended December 31, 1998 and 1999,

$60,000 was
paid to MCM under this agreement. Mr. Conrad, directors of the Company, and Mr. McElhaney, a 5% beneficial owner of the Company, are also officers, directors and principal shareholders of MCM Capital Management, Inc.

     In 1999 our offices were located at 5525 Erindale Drive, Suite 200, Colorado Springs, Colorado 80918, in space that was subleased from MCM for the monthly rental of $2000. This rent was in addition to the fees paid for services under the Administrative Services Agreement above. We signed a one year lease on February 1, 1999 for this space, and did not renew this lease upon its expiration. Commencing on February 1, 2000, we changed the location of our principle offices to 212 N. Wahsatch Ave., Suite 205, Colorado Springs, Colorado 80903 and have executed a three year lease agreement for this location. The offices are located in 6,000 square feet of office space and are leased from The Landhuis Company for the monthly rental of $7,750 per month. We anticipate that this office space will be adequate for the term of the lease.

     All these transactions were approved by a majority of the disinterested directors at that time. The Board of Directors is of the opinion that each of these transactions were no less favorable than could be obtained from an unaffiliated third party.

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

     4.2  Not applicable.

     9    Not applicable.

     10.1 Employment Agreement, by and between the Company and Roger K. Burnett, dated August 5, 1997

     10.2 Employment Agreement, by and between the Company and Joseph F. DeBerry, dated August 5, 1997

     10.3 Non-Qualified Stock Option and Stock Grant Plan, dated July 1, 1998

     10.4 Stock Option Agreement

     10.6 Lease Agreement, dated January 21, 2000 *

     11   Not applicable.

     13   Not applicable.

     16   Letter of Change in Certifying Accountant**

     18   Not applicable.

     21   Not applicable.

     22   Not applicable.

     23   Not applicable.

     24   Not applicable.

     27   Financial Data Schedule*

     99   Not applicable.

     (b)  Reports on Form 8-K

          We filed a report on Form 8-K, dated January 4, 2000, to report a change in certifying accountants.

     (c)  Financial Statements and Schedules.

          The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this Report.

* filed herewith
** included as an exhibit to our Current Report on Form 8-K, dated January 4, 2000, and incorporated herein by this reference

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado on the 30th day of March, 2000.

                    FULL TILT SPORTS, INC.

                By: /s/ Roger K. Burnett
                    ---------------------
                    Roger K. Burnett, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures               Title                                   Date
-----------              -----                                   ----
/s/ Roger K. Burnett     President, Chief Executive Officer,     March 30, 2000
-----------------------  Chief Financial Officer and Chairman
    Roger K. Burnett     of the Board of Directors


/s/ J. Fisher DeBerry    Executive Vice President and Director   March 30, 2000
-----------------------
    J. Fisher DeBerry

/s/ Joseph F. DeBerry    Vice President, Secretary, Treasurer    March 30, 2000
-----------------------  and Director
    Joseph F. DeBerry

/s/ Bill M. Conrad       Director                                March 30, 2000
-----------------------
    Bill M. Conrad

                             Full Tilt Sports, Inc.
                          (A Development Stage Company)
                          As of and for the years ended
                           December 31, 1999 and 1998
                  and the period from June 30, 1997 (inception)
                              to December 31, 1999

                             Full Tilt Sports, Inc.
                          (A Development Stage Company)
                                Table of Contents

                                                Page

Report of Independent Auditors                     1

Balance Sheet                                      2

Statements of Operations                           3

Statement of Changes in Stockholders' Equity       4

Statements of Cash Flows                           5

Notes to Financial Statements                   6-14

((LETTERHEAD))

((LOGO))

STARK TINTER & ASSOCIATES, LLC
--------------------------------------------------------------------------------
                                                    Certified Public Accountants
                                                           Financial Consultants

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Full Tilt Sports, Inc.
212 North Wahsatch, Suite 205
Colorado Springs, CO 80903

We have audited the accompanying balance sheet of Full Tilt Sports, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and the period from June 30, 1997 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Full Tilt Sports, Inc. (a development stage company) as of December 31, 1999, and the results of its operations, and its cash flows for the years ended December 31, 1999 and the period from June 30, 1997 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.


Stark Tinter & Associates, LLC
Denver, Colorado

February 25, 2000



          7535 East Hampden Avenue, Suite 109 - Denver, Colorado 80231
                        (303) 694-6700 Fax (303) 694-6761

                             FULL TILT SPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               December 31, 1999

                                     ASSETS

CURRENT ASSETS
      Cash                                                      $      5,687
      Accounts receivable                                             82,449
      Inventory                                                      161,779
      Prepaid expenses                                               198,509
                                                                -------------

                 Total current assets                                448,424
                                                                -------------

PROPERTY AND EQUIPMENT, net of depreciation                           24,137
                                                                -------------

OTHER ASSETS
      Deposits                                                         3,117
                                                                -------------

                                                                $    475,678
                                                                =============



            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                          $     64,418
      Accrued expenses                                                 6,063
      Preferred dividends payable                                      5,000
      Deferred income - trade agreements                              21,520
      Notes payable - related party                                   42,000
                                                                -------------

                 Total current liabilities                           139,001


LONG-TERM LIABILITIES
      Deferred Income - trade agreements                               3,758
                                                                -------------

STOCKHOLDERS' EQUITY
      10% Convertible preferred stock, Series A, $0.01 par
        value, 150,000 shares authorized, 50,000 shares issued
        and outstanding                                               50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized                                                  -
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 3,939,722 shares issued
        and outstanding                                                3,940
      Additional paid in capital                                   2,034,632
      Deficit accumulated during the development stage            (1,755,653)
                                                                -------------

                 Total stockholders' equity                          332,919
                                                                -------------

                                                                $    475,678
                                                                =============

   The Notes to Financial Statements are an integral part of these statements



                             FULL TILT SPORTS, INC.
                        (A DEVELOPMENTAL STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
JUNE 30, 1997
                                                                                                            (INCEPTION)
                                                                 YEAR ENDED            YEAR ENDED             THROUGH
                                                                  DECEMBER              DECEMBER              DECEMBER
                                                                  31, 1999              31, 1998              31, 1999
                                                              ----------------      ----------------      ----------------
 REVENUES


      Sales of merchandise                                    $       188,038       $        19,003       $       207,041
      Advertising/Promotion income                                     17,500                     -                17,500
      Trade agreements                                                 81,503                     -                81,503
      Miscellaneous                                                     2,139                     3                 2,142
                                                              ----------------      ----------------      ----------------

                                                                      289,180                19,006               308,186
                                                              ----------------      ----------------      ----------------

 COST OF GOODS SOLD                                                    89,905                15,622               105,527
                                                              ----------------      ----------------      ----------------

 GROSS PROFIT                                                         199,275                 3,384               202,659
                                                              ----------------      ----------------      ----------------

 GENERAL AND ADMINISTRATIVE EXPENSES                                1,712,516               189,372             1,954,435
                                                              ----------------      ----------------      ----------------

 (LOSS) FROM OPERATIONS                                            (1,513,241)             (185,988)           (1,751,776)
                                                              ----------------      ----------------      ----------------
OTHER INCOME (EXPENSE)
     Interest income                                                    6,418                 3,285                 9,703
     Interest expense                                                  (4,763)                 (163)               (4,991)
                                                              ----------------      ----------------      ----------------

                                                                        1,655                 3,122                 4,712
                                                              ----------------      ----------------      ----------------

NET (LOSS)                                                    $    (1,511,586)      $      (182,866)      $    (1,747,064)

PREFERRED DIVIDENDS                                                    (5,000)               (3,589)               (8,589)
                                                              ----------------      ----------------      ----------------

NET (LOSS) APPLICABLE TO COMMON STOCK                         $    (1,516,586)      $      (186,455)      $    (1,755,653)
                                                              ================      ================      ================

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)             3,693,774             3,417,663             3,349,575
                                                              ================      ================      ================

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)               $         (0.41)      $         (0.05)      $         (0.52)
                                                              ================      ================      ================


   The Notes to Financial Statements are an integral part of these statements


                                       3


                             FULL TILT SPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               JUNE 30, 1997 (INCEPTION) THROUGH DECEMBER 31, 1999

                                                                                                        Deficit
                                                                                                      Accumulated
                                     Number of    Number of                           Capital Paid     During the       Total
                                     Preferred    Common       Preferred    Common     In Excess Of    Development     Shareholders'
                                     Shares       Shares       Stock        Stock      Par Value         Stage          Equity
                                     ---------    ----------   ---------    --------  -------------   ------------     -------------
Balance, June 30, 1997                    -             -      $    -       $   -     $       -       $       -        $       -

    Stock issued for cash                         3,500,000         -         3,500        66,500                           70,000

    Net (loss) for the period ended
        December 31, 1997                                                                                 (52,612)         (52,612)
                                     ---------    ----------   ---------    --------  -------------   ------------     -------------
Balance, December 31, 1997                -       3,500,000         -         3,500        66,500         (52,612)          17,388

    Stock issued for cash              50,000                    50,000                                                     50,000

    Stock issued for cash, net of
       offering costs of $11,928                    211,400                     211       199,261                          199,472

    Stock issued for services                        24,861                      25        19,836                           19,861

    Cancelled shares                               (600,000)                   (600)          600                              -

    Preferred dividends declared                                                                           (3,589)          (3,589)

    Net (loss) for the year ended
        December 31, 1998                                                                                (182,866)        (182,866)
                                     ---------    ----------   ---------    --------  -------------   ------------     -------------
Balance, December 31, 1998             50,000     3,136,261      50,000       3,136       286,197        (239,067)         100,266

    Stock issued for employment
        contract                                     80,000                     80         79,920                           80,000

    Stock issued for trade agreements                 6,000                      6         10,489                           10,495

    Stock issued for services                       383,022                     384       555,536                          555,920

    Stock issued for cash, net of
       offering costs of $5,222                     239,518                     240       353,815                          354,055

    Stock warrants excercised                        94,921                      94       142,285                          142,379

    Preferred dividends declared                                                                           (5,000)          (5,000)

    Stock options                                                                         606,390                          606,390

    Net (loss) for the year ended
        December-31, 1999                 -             -           -           -                      (1,511,586)      (1,511,586)
                                     ---------    ----------   ---------    --------  -------------   ------------     -------------
Balance, December 31, 1999             50,000     3,939,722    $ 50,000     $ 3,940   $ 2,034,632     $(1,755,653)     $   332,919
                                     =========    ==========   =========    ========  =============   ============     =============



   The Notes to Financial Statements are an integral part of these statements



                             FULL TILT SPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                    JUNE 30, 1997
                                                                                                     (INCEPTION)
                                                                YEAR ENDED          YEAR ENDED         THROUGH
                                                                 DECEMBER            DECEMBER          DECEMBER
                                                                 31, 1999           31, 1998           31, 1999
                                                              --------------      -------------    ---------------
OPERATING ACTIVITIES
         Net (loss)                                           $ (1,511,586)         $ (182,866)      $ (1,747,064)
         Adjustments to reconcile net (loss) to net cash
            flows from operating activities:
                Amortization and depreciation                        6,779               1,665              9,319
                Stock issued for services, contracts,
                   and trade agreements                            646,415              19,861            666,276
                Stock option compensation costs                    606,390                   -            606,390
         Changes in:
            Accounts receivable                                    (72,146)            (10,303)           (82,449)
            Inventory                                             (153,206)            (10,037)          (163,243)
            Stock subscriptions receivable                               -              10,000                  -
            Prepaid expenses                                      (197,045)                  -           (197,045)
            Other assets                                            (3,067)                  -             (3,879)
            Accounts payable                                        45,818               2,557             64,418
            Accrued salaries                                         2,826                   -              5,326
            Deferred income - trade agreements                      21,520                   -             21,520
            Other accrued expenses                                   2,277                (475)             4,495
                                                              --------------      -------------    ---------------
                Net cash (used in) operating  activities          (605,025)           (169,598)          (815,936)
                                                              --------------      -------------    ---------------
INVESTING ACTIVITIES
     Acquisition of fixed assets                                   (25,849)             (4,449)           (32,694)
                                                              --------------      -------------    ---------------
                Net cash (used in) investing activities            (25,849)             (4,449)           (32,694)
                                                              --------------      -------------    ---------------
FINANCING ACTIVITIES
     Common stock issued, net of offering costs                    496,434             199,472            765,906
     Preferred stock issued                                              -              50,000             50,000
     Proceeds from note payable                                     42,000                   -             42,000
     Preferred dividends paid                                       (3,589)                  -             (3,589)
                                                              --------------      -------------    ---------------
                Net cash provided by financing activities          534,845             249,472            854,317
                                                              --------------      -------------    ---------------

                    Net increase (decrease) in cash                (96,029)             75,425              5,687

CASH AT BEGINNING OF YEAR                                          101,716              26,291                  -
                                                              --------------      -------------    ---------------
CASH AT END OF YEAR                                                $ 5,687           $ 101,716            $ 5,687
                                                              ==============      =============    ===============
SUPPLEMENTAL CASHFLOW INFORMATION:
     Cash paid for:
         Interest                                                  $ 4,763               $ 163            $ 4,991
                                                              ==============      =============    ===============
         Income taxes                                                  $ -                 $ -                $ -
                                                              ==============      =============    ===============



   The Notes to Financial Statements are an integral part of these statements

                             FULL TILT SPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



Note 1 - Organization and Summary of Significant Accounting Policies


Organization

On June 30, 1997 Full Tilt Sports, Inc. (the Company) was incorporated under the laws the State of Colorado. The Company's primary purposes are to develop and market the Full Tilt line of clothing apparel and secondly to organize and develop one or more indoor multi-sport facilities in the United States.


Development Stage

The Company is currently in the developmental stage and has no significant revenues from operations to date.


Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.


Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.


Inventory

Inventories are stated at the lower of cost or market using the weighted average method.


Property and Equipment

Property and equipment are being depreciated using the straight-line method over the estimated economic lives ranging from 3 to 5 years.


Financial Instruments

The carrying amounts for the company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable-related party approximate fair value.

Impairment Of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 1999, management does not believe there is any impairment of the carrying amounts of assets.


Revenue Recognition

The Company's revenue is generated by manufacturing and then distributing an apparel line of sportswear. Sales are recognized upon shipment of product.


Advertising Costs

Advertising is expensed as incurred. Advertising costs expensed during years ended December 31, 1999 and 1998, and the period June 30, 1997 (inception) to December 31, 1999 were $416,799, $25,922, and $443,071, respectively. Prepaid advertising costs reported as prepaid personal services asset at December 31, 1999 were $153,773.


Net Loss Per Common Share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.


Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted SFAS 130 in 1998.

Segment Information

Effective in 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.


Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.


Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

Note 2 - Property and Equipment

The following is a summary of property and equipment as of December 31, 1999 at cost less accumulated depreciation:

         Furniture and fixtures             $20,593
         Computer equipment                   4,870
         Other                                7,079
                                            ---------
                                             32,542
         Less accumulated depreciation       (8,405)
                                            ---------
         Net property and equipment         $24,137
                                            =========

Depreciation expense for the years ended December 31, 1999 and 1998, and the period June 30, 1997 (inception) to December 31, 1999 was $5,544, $1,512 and $7,855, respectively.


Note 3 - Equity

The Company has authorized 30,000,000 shares of stock, of which 25,000,000 shares are $.001 par value common stock and 5,000,000 shares are $.01 par value preferred stock and. The Board of Directors is authorized to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of those shares.

On July 5, 1997 the Company issued 2,800,000 shares of common stock for cash aggregating $20,000 ($.007 per share) and on July 7, 1997 the Company issued 500,000 shares of common stock for cash aggregating $10,000 ($.02 per share).

On December 31, 1997 the Company issued 200,000 shares of common stock for cash aggregating $40,000 ($.20 per share).

In April 1998 the Company offered to sell up to 50,000 units at $10.00 per Unit, based on a best efforts basis. Each Unit was comprised of 10 shares of $.001 par value common stock and 5 common stock purchase warrants. The warrants can be exercised at anytime to purchase 1 share of common stock for $1.50 until April 13, 2000. The minimum was 15,000 Units and the maximum 50,000 Units for a total offering of $500,000. The shares of common stock contained in the Units were to be issued pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 504, of the Securities Act of 1933, as amended, and to an exemption to registration provided by Section 11-51-308(l)(p) of the Colorado Securities Act.

In June 1998 the Company completed the offering and sold 21,140 units including 211,400 shares of common stock and 105,700 warrants for cash aggregating $211,400. After deducting offering costs of $11,928, the Company netted $199,472 from the offering.

During the year ended December 31, 1998, the Company issued 14,861 shares of common stock for services valued at $14,861 ($1.00 per share) and 10,000 shares of common stock for services valued at $5,000 ($.50 per share). The values ascribed to the common stock corresponded with the fair market value of the common shares on the respective dates the Company agreed to issue the shares.

In August 1998 a shareholder of the Company contributed 600,000 shares of common stock to the Company at which time the shares were canceled.

In April 1998 the Company authorized the issuance of 150,000 shares of Series A Voting Convertible Preferred Stock to be issued at the discretion of the Board of Directors for $1 per share. The Series A Convertible Preferred Stock has senior preferential fixed dividends at the rate of 10% per annum ($.10 per year) pro rated to the date of issuance, for a period of 24 months after issuance, payable annually on or before December 31 of each such calendar year before any dividend shall be declared or paid upon or set apart for the Common Stock. Beginning on the first day of the 25th month and continuing until the expiration of 60 months from the date of issuance, unless sooner converted, the dividend shall be calculated as 3.75% of the "net profits" of the Corporation and payable annually on or before 90 days from the closing of the Corporation's fiscal year. The Series A Convertible Preferred Stock is convertible into common stock at the rate of one for one. The Series A Convertible Preferred Stock automatically converts to common stock in 5 years from the date of issuance. The conversion rate will be subject to adjustments in certain events, including stock splits and dividends.

During April, 1998, the Company sold 50,000 shares of Series A Convertible Preferred Stock for cash aggregating $50,000.

At December 31, 1998 Preferred Dividends of $3,589 were declared.

During January, 1999 the Company issued 80,000 shares of common stock valued at $80,000 ($1.00 per share) pursuant to an employment contract entered into by the company. The value ascribed to the common stock corresponds with the fair market value of the common shares on the date the Company agreed to issue the shares.

During the year ended December 31, 1999, the Company sold 239,518 shares of common stock for cash aggregating $359,277 ($1.50 per share). After offering costs of $5,222, the Company netted $354,055.

During the year ended December 31, 1999, the Company issued 383,022 shares of common stock for services valued at $555,920 ($1.00 per share to $3.81 per share). The values ascribed to the common stock corresponded with the fair market value of the common shares on the respective dates the Company agreed to issue the shares.

During the year ended December 31, 1999, the Company issued 6,000 shares of common stock pursuant to a trade agreement valued at $10,495 ($1.12 per share to $2.75 per share). The values ascribed to the common stock corresponded with the fair market value of the common shares on the respective dates the Company agreed to issue the shares.

During the year ended December 31, 1999 the Company issued 94,921 shares of common stock for cash aggregating $142,379 pursuant to the exercise of the above described warrants.

At December 31, 1999 Preferred Dividends of $5,000 were declared.

Note 4 - Stock Options

At December 31, 1999 the Company had a Non-Qualified Stock Option and Stock Grant Plan (the "Plan") which began in July, 1997. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares which may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years.

The effect of applying SFAS No. 123 pro forma net loss as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net (loss) in would have been approximately $2,353,442 or $.64 per share. The fair values of the options granted during 1999 are estimated at $1.39 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 106%, a risk-free interest rate of 5.40%, and an expected lives of 10 years from date of vesting.

During 1999, options to purchase 600,000 shares at an exercise price of $1.50 per share were granted to employees, (including two officers), which options expire ten years after the grant date.

During 1999, options to purchase 435,000 shares at exercise prices of $1.13 to $2.75 per share were granted to officers, directors, and consultants which options expire ten years after the grant date.

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

At December 31, 1999, stock option expense to non-employees totaled $606,390 and was charged to general and administrative expenses.

Changes in options outstanding under the plan are summarized as follows:

                                                   Weighted        Weighted
                                                   Average         Average
                                                   Exercise        Fair Value
                                   Shares          Price           of Options
                                   ---------       ---------       ------------
Granted in 1999                    1,035,000       $1.50               $1.39
                                   ---------       ---------       ------------
Balance December 31, 1999          1,035,000       $1.50               $1.39
                                   =========       =========       =============

The following table summarizes information about fixed-price stock options at December 31, 1999:

                        Outstanding                      Exercisable
                        -----------                      -----------
                        Weighted-        Weighted-                 Weighted-
                        Average          Average                   Average
Exercise  Number        Contractual      Exercise   Number         Exercise
Prices    Outstanding   Life             Price      Exercisable    Price
--------  -----------   -----------      --------   -----------    -----------
$1.50     1,035,000     9.2 years         $1.50     1,035,000      $1.50


Note 5 - Stock Warrants

The following details the warrants outstanding as of December 31, 1999:

                               Underlying        Exercise
                               Shares            Price         Expiration

1998 Warrants                  10,779            $1.50         April 13, 2000

At December 31, 1999 the Company has reserved 10,779 shares of common stock for stock warrants.

Note 6 - Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Income tax provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following:

                                                   Years ended December 31,

                                                   1999              1998
                                                ----------        -----------
   Computed "expected" tax provision (benefit)  ($308,738)        ($62,174)
   Valuation allowance                            308,738           62,174
                                                ----------        -----------
                                                $      -          $      -
                                                ==========        ===========

The net deferred tax assets as of December 31, 1999, in the accompanying balance sheet includes the following components:

   Deferred tax asset                           $228,706
   Less valuation allowance                     (228,706)
                                                ----------
                                                $      -
                                                ==========

The net change in valuation allowance for the year ended December 31, 1999 was $181,674.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                Temporary         Tax
                                                Difference        Effect

Net operating loss carryforward:                $1,143,530        $228,706
                                                ==========        ===========

The net operating loss carry forward will expire in the years 2013 and 2014.

Note 7 - Related Party Transactions

The Company has executed an Administrative Service Agreement with a company owned by directors of the Company for $2,500 per month for a twelve year period beginning January 1, 1999.

The Company has an option to acquire property purchased by an officer/director.

The Company entered into promissory note agreements for $22,000 with two members of the board of directors. The initial terms stated that the full amount of the note plus interest were due January 2000 but were subsequently extended to March 2000.


Note 8 - Subsequent Events

In January 2000 the Company signed an endorsement contract with a professional athlete and issued 20,000 common stock shares in exchange for personal services to be performed in 2000.