Form 10QSB
period 2000-03-31
FULL TILT SPORTS INC
filed 2000-05-22
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
[X ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-24829


                             FULL TILT SPORTS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                     84-1416864
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


212 North Wahsatch, Suite 205, Colorado Springs, CO              80903
---------------------------------------------------            ----------
     (Address of principal executive office)                   (Zip Code)


                                 (719) 630-0980
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No
                                        ---      ---

The number of shares outstanding of each of Issuer's classes of common equity as of May 10, 2000.

     Common Stock, par value $.001                             7,667,513
     -----------------------------                        ------------------
            Title of Class                                 Number of Shares


Transitional Small Business Disclosure Format   yes       no  X
                                                   ---       ---

                             Full Tilt Sports, Inc.

                                      Index


                                     Part I

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2000                                1

         Statements of Operations for the Three Months Ended
           March 31, 2000 and 1999 and the Period From Inception
           (June 30, 1997) through March 31, 2000                          2

         Statements of Cash Flows for the Three Months Ended
           March 31, 2000 and 1999 and the Period From Inception
           (June 30, 1997) through March 31, 2000                          3

         Notes to Financial Statements                                     4


Item 2.  Management's Discussion and Analysis or Plan of Operation         6



                                     Part II


Item 6.  Exhibits and Reports on Form 8-K                                  9

         Signatures                                                       10

                             FULL TILT SPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
      Cash                                                      $     4,493
      Accounts receivable                                            52,583
      Inventory                                                     155,491
      Prepaid expenses                                              287,965
                                                                ------------

               Total current assets                                 500,532
                                                                ------------

PROPERTY AND EQUIPMENT, net of depreciation                          23,352
                                                                ------------
OTHER ASSETS
      Deposits                                                        4,493
                                                                ------------

                                                                $   528,377
                                                                ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                          $   268,718
      Accrued expenses                                                8,431
      Deferred income - trade agreements                             25,020
                                                                ------------

               Total current liabilities                            302,169
                                                                ------------
LONG-TERM LIABILITIES
      Deferred Income - trade agreements                                328
                                                                ------------

STOCKHOLDERS' EQUITY
      10% Convertible preferred stock, Series A, $0.01 par
         value, 150,000 shares authorized, 50,000 shares issued
         and outstanding                                             50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
         shares authorized                                             -
      Common stock, $0.001 par value, 25,000,000 shares
         authorized, 4,073,257 shares issued
         and outstanding                                              4,073
      Additional paid in capital                                  2,166,611
      Deficit accumulated during the development stage           (1,994,804)
                                                                ------------

               Total stockholders' equity                           225,880
                                                                ------------

                                                                $   528,377
                                                                ============



                             FULL TILT SPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                     JUNE 30, 1997
                                                              THREE MONTHS        THREE MONTHS        (INCEPTION)
                                                                  ENDED              ENDED              THROUGH
                                                            MARCH 31, 2000       MARCH 31, 1999      MARCH 31, 2000
                                                           -----------------    ---------------     ---------------
 REVENUES
      Sales of merchandise                                 $            58      $        845        $   207,099
      Advertising/Promotion income                                       -              -                17,500
      Trade agreements                                              11,230             3,900             92,733
      Miscellaneous                                                     11             1,517              2,153
                                                           -----------------    ---------------     ---------------

                                                                    11,299             6,262            319,485
                                                           -----------------    ---------------     ---------------

 COST OF GOODS SOLD                                                  1,914               486            107,441
                                                           -----------------    ---------------     ---------------

 GROSS PROFIT                                                        9,385             5,776            212,044
                                                           -----------------    ---------------     ---------------

 GENERAL AND ADMINISTRATIVE EXPENSES                               254,924           150,609          2,209,359
                                                           -----------------    ---------------     ---------------

 (LOSS) FROM OPERATIONS                                           (245,539)         (144,833)        (1,997,315)
                                                           -----------------    ---------------     ---------------
OTHER INCOME (EXPENSE)
     Interest income                                                     4             2,313              9,707
     Interest expense                                               (2,205)             -                (7,196)
                                                           -----------------    ---------------     ---------------

                                                                    (2,201)            2,313              2,511
                                                           -----------------    ---------------     ---------------

NET (LOSS)                                                        (247,740)         (142,520)        (1,994,804)

PREFERRED DIVIDENDS                                                   -                 -                (8,589)
                                                           -----------------    ---------------     ---------------

NET (LOSS) APPLICABLE TO COMMON STOCK                      $      (247,740)     $   (142,520)       $(2,003,393)
                                                           =================    ===============     ===============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)          4,042,674         3,467,828          3,412,584
                                                           =================    ===============     ===============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)            $         (0.06)     $      (0.04)       $     (0.59)
                                                           =================    ===============     ===============


                             FULL TILT SPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     JUNE 30, 1997
                                                              THREE MONTHS        THREE MONTHS        (INCEPTION)
                                                                  ENDED              ENDED              THROUGH
                                                            MARCH 31, 2000       MARCH 31, 1999      MARCH 31, 2000

                                                           -----------------    ---------------     ---------------
OPERATING ACTIVITIES
        Net cash flow from operating activities            $       (13,416)     $    (86,702)       $  (829,352)

INVESTING ACTIVITIES
     Acquisition of fixed assets                                    (1,176)          (13,433)           (33,870)
                                                           -----------------    ---------------     ---------------
        Net cash (used in) investing activities                     (1,176)          (13,433)           (33,870)
                                                           -----------------    ---------------     ---------------

FINANCING ACTIVITIES
     Common stock issued, net of offering costs                       -              354,055            765,906
     Preferred stock issued                                           -                 -                50,000
     Proceeds from note payable                                     78,393              -               120,393
     Repayment of notes payable                                    (64,995)             -               (64,995)
     Preferred dividends paid                                         -                 -                (3,589)
                                                           -----------------    ---------------     ---------------
        Net cash provided by financing activities                   13,398           354,055            867,715
                                                           -----------------    ---------------     ---------------

        Net increase (decrease) in cash                             (1,194)          253,920              4,493

CASH AT BEGINNING OF PERIOD                                          5,687           101,716               -
                                                           -----------------    ---------------     ---------------

CASH AT END OF PERIOD                                      $         4,493      $    355,636        $     4,493
                                                           =================    ===============     ===============

                             FULL TILT SPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)


(1)  Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1999 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.


(2)  Earnings Per Share

     The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive


(3)  Inventory

     Inventories are stated at the lower of cost or market using the weighted average method.


(4)  Equity

     The Company has authorized 30,000,000 shares of stock, of which 25,000,000 shares are $.001 par value common stock and 5,000,000 shares are $.01 par value preferred stock. The Board of Directors is authorized to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of those shares.

     During the three month period ended March 31, 2000, the Company issued 133,535 shares of common stock at prices ranging from $.75 to $1.38 per share for services. The value of the common shares which corresponds to the fair market value of the common stock on the date it was agreed to issue said shares was recorded as prepaid services and will be charged to operations.


(5)  Subsequent Event

     During April, 2000, the Company entered into an agreement to sell 3,594,256 shares of its common stock to a single individual . The purchase price consisted of cash of $1,000,000, rent for a two year tenancy of office space valued at $193,744, office equipment valued at $32,192, and consulting services for one year valued at $117,844. The Company has agreed to file a registration statement within 180 days of the closing of the transaction with the Securities and Exchange Commission to register these shares.

                             FULL TILT SPORTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

     The Company has also agreed to issue 12,500 shares of common stock per month to the purchaser commencing upon the closing of the transaction up to the effective date of the above registration statement.

     As further consideration the Company agreed to issue to the purchaser a stock purchase warrant for the purchase of 1,036,000 shares of common stock at $1.50 per share at any time through April 19, 2010. The Company has also agreed to register these shares as described above.

     In addition, the Company entered into a two year consulting agreement with the purchaser. The compensation to be paid in year one is described above. The compensation to be paid in year two is the equivalent of $220,000, payable at the sole discretion of the Company either in cash or common stock valued at 75% of the average between the bid and ask price at December 31, 2000.

     Contemporaneously with the closing of the transaction, the purchaser was elected as Chairman of the Board.

Item 2. Management's Discussion and Analysis or Plan of Operations.

     The following discussion and analysis covers material changes in the Company's financial condition since December 31, 1999 and material changes in the results of operations for the three months ended March 31, 2000, as compared to the same period in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1999.


Results of Operations

     Full Tilt Sports, Inc. (the "Company") remained in the development stage during the three month period ended March 31, 2000, as the Company has not yet received significant revenues from operations. During the quarter then ended, the Company realized a net loss of $247,740, or $.06 per share, on total revenues of $11,299. This compares to a net loss of $142,520 on revenues of $6,262 for the three month period ended March 31, 1999.

     Revenues from the sale of merchandise during the first quarter of 2000 were insignificant. A majority of the revenues during that time were realized from trade agreements, where the Company trades the services of its contract athletes for services or merchandise from third parties. The same situation was generally true during the first quarter of 1999.

     In the opinion of management, the lack of merchandise sales during the first quarter of 2000 was primarily related to the Company's lack of working capital. The Company's inability to obtain funding during the fourth quarter of 1999 caused a lack of working capital to acquire inventory for delivery to retailers during the first quarter of 2000. In the future, management anticipates that the first calendar quarter will be one of the strongest quarters, as retailers traditionally stock up during that time for spring and summer sales. Management hopes that the private placement completed by the Company in April and the line of credit will assist in alleviating the lack of working capital (see Liquidity below).

     Management believes the Company's merchandise concept is gaining a greater acceptance in the marketplace, especially in Colorado. The Company received a sizable order for delivery in the second quarter of 2000. The Company is also entertaining significant orders for the fall of 2000, although lack of sufficient working capital may effect the Company's ability to accept such orders.

     The Company's gross profit during the first quarter of 2000 was insufficient to finance general and administrative expenses. These expenses increased approximately $100,000 from the three months ended March 31, 1999 to the three months ended March 31, 2000, as the Company expands its operations. A significant portion of those general and administrative expenses, in the amount of $140,701, were comprised of stock issued to vendors and consultants for services. During the three months ended March 31, 2000, the Company issued an aggregate of 133,535 shares of its common stock at prices ranging from $.75 to $1.38 for services. Management has endeavored to utilize equity compensation in an effort to conserve its working capital. In conjunction with the private placement discussed below, the Company also issued an aggregate of $117,844 worth of common stock in exchange for consulting services and additional shares in satisfaction of office rent for a two-year term. A prorated portion of those expenses will contribute to general and administrative expenses in the future.

     Management is of the opinion that the Company will continue to incur losses until such time as the sale of its merchandise results in a sufficient profit margin to cover general, administrative and other expenses.

Liquidity and Capital Resources

     The Company's financial condition declined slightly from fiscal year end December 31, 1999. At March 31, 2000, the Company had working capital of $198,363, a decrease of $111,060 from fiscal year end. Shareholders' equity also decreased, from $332,919 at December 31, 1999 to $225,880 at March 31, 2000. Management attributes this erosion in the Company's financial condition to continuing losses from operations and a failure to obtain additional capital from outside sources.

     Historically, the Company has financed its operations through the sale of equity securities. As a development stage entity, the Company uses, rather than generates, cash from operations. However, during the last six months, the Company has been unable to obtain sufficient additional funding. Management attributes this failure to the investment community interest in technology-related companies, as well as the Company's status as a development stage enterprise. During the three months ended March 31, 2000, the Company relied on the proceeds of $78,393 of notes issued to a private party to meet its cash requirements. Those notes were subsequently converted to common stock with the noteholder's approval.

     The Company's greatest need for working capital at present is to finance acquisition of additional inventory. The Company also requires cash to pay general and administrative expenses pending collection of accounts receivable.

     The Company completed a private placement in April, 2000 in an effort to satisfy its working capital needs. The Company sold an aggregate of 3,594,256 shares of its common stock to a single individual in a transaction completed April 19, 2000. The proceeds of that offering to the Company included $1,000,000 in cash, satisfaction of rent on its principal office facilities for two years valued at $193,744, office equipment and improvements in the amount of $32,192 and consulting services valued at $117,844.

     Also  subsequent  to the  end of the  quarter,  the  Company  finalized  an agreement for a line of credit to help finance working capital requirements. Effective May 12, 2000, the Company executed an agreement with Bank One, Colorado N.A. for a loan of $1,200,000 to finance the acquisition of merchandise. The loan is payable interest only monthly beginning June 12, 2000 at the existing prime rate and is due and payable in full on or before November 15, 2000. Repayment of the loan is secured by a security interest in all assets of the Company and by the personal guarantees of two of its officers and directors. The entire amount of the line of credit was subsequently used to secure a letter of credit in favor of a manufacturer of merchadise to fill an order received by the Company. It is expected that this order will be delivered in the Fall of 2000.

     Management is of the opinion that the Company remains dependent on receipt of capital from outside sources to become profitable.


Cautionary Note Regarding Forward-Looking Statements

     In connection  with the safe harbor  provisions  of the Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

     The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                           Part II: Other Information

Item 1:  Legal Proceedings

         None


Item 2:  Changes in Securities
         None.


Item 3:  Defaults Upon Senior Securities

         None


Item 4:  Submission of Matters to a Vote of Security Holders

         None


Item 5:  Other information

         None


Item 6:  Exhibits and Reports on Form 8-K

         A.  Exhibits

             10.1 Material Contracts, Promissory  Note  by  and  between  the
                  Company  and Bank  One, Colorado, N.A., dated May 12, 2000

             27.1 Financial Data Schedule


         B.  Reports on Form 8-K
             The Company filed a Current Report dated January 4, 2000 reporting a change in its certifying accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FULL TILT SPORTS, INC.



Date: May 17, 2000                   By: /s/ Roger K. Burnett
      ------------                       ------------------------------
                                            Roger K. Burnett, President
                                           (Principal Financial Officer)