Form 10KSB/A
period 1999-12-31
FULL TILT SPORTS INC
filed 2000-08-01
CIK 1062663

FORM 10-KSB/A

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

The aggregate market value of the 1,901,021 Common Shares held by nonaffiliates of the Company as of July 25, 2000, was approximately $1,901,021 based upon the last reported sale of the Company's Common Shares of $1.00 per share.

The total number of Common Shares outstanding as of July 25, 2000 was 7,647,513.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None


Transitional Small Business Disclosure Format:       Yes               No  X
                                                         --------         ----

                                    PART III

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 1, 1998, Stephen K. Anderson resigned his position as officer, director and employee of the Company, and returned 600,000 shares to the Company treasury. Of the remaining shares, 95,000 were transferred to Bill M. Conrad, a former director and former 5% beneficial owner of the Company and 5,000 shares were retained by Mr. Anderson.

     On April 1, 1999 options to purchase shares of Common Stock were granted to the officers, directors and 5% beneficial owners to acquire shares of Common Stock for the purchase price of $1.50 per share exercisable until June 30, 2007. Roger K. Burnett, President and Director, was granted 200,000 options; Joseph F. DeBerry, Vice President and Director was granted 200,000 options; J. Fischer DeBerry, Vice President and Director was granted 25,000 options; Bill M. Conrad, a former director and former 5% beneficial owner of the Company, was granted 200,000 options; and Raymond E. McElhaney, a former director and former 5% beneficial owner of the Company was granted 25,000 options.

     In July, 1998, Messrs. Joseph DeBerry and Burnett each acquired an additional 4,618 shares of Common Stock of the Company in consideration for services rendered to the Company in the months of May and June, 1998. Said consideration was in lieu of salary payable under the Employment Agreements that Messrs. Joseph DeBerry and Burnett have entered into with the Company.

     In July, 1998, MCM Capital Management, Inc. acquired 5,625 shares of Common Stock of the Company for consideration of service and satisfaction of accounts payable under the Administrative Services Agreement. Mr. Conrad, a former director and former 5% beneficial owner of the Company, and Mr. McElhaney, a former director and former 5% beneficial owner of the Company, are also officers, directors and principal shareholders of MCM Capital Management, Inc.

     In 1999 our Administrative Services Agreement with MCM Capital Management, Inc. of Colorado Springs expired and this agreement was not renewed. Under the agreement MCM had assisted us with our bookkeeping, secretarial, and administrative needs, provided storage and warehouse space as well as on an as-needed basis for a period of one year at a rate of $2,500 per month beginning January 1, 1998. During the years ended December 31, 1998 and 1999, $60,000 was paid to MCM under this agreement. Mr. Conrad, a former director and former 5% beneficial owner of the Company, and Mr. McElhaney, a former director and former 5% beneficial owner of the Company are also officers, directors and principal shareholders of MCM Capital Management, Inc.

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

9               Not applicable.

10.1            Employment  Agreement,  by and between  the  Company and Roger
                K.  Burnett, dated August 5, 1997

10.2            Employment Agreement, by and between the Company and Joseph F.
                DeBerry, dated August 5, 1997

10.3            Non-Qualified Stock Option and Stock Grant Plan, dated July 1,
                1998

10.4            Stock Option Agreement

*10.6           Lease Agreement, dated January 21, 2000

11              Not applicable.

13              Not applicable.

**16            Letter of Change in Certifying Accountant

18              Not applicable.

21              Not applicable.

22              Not applicable.

23              Not applicable.

24              Not applicable.

*27             Financial Data Schedule

99              Not applicable.

     (b)  Reports on Form 8-K

          We filed a report on Form 8-K, dated January 4, 2000, to report a change in certifying accountants.


     (c)  Financial Statements and Schedules.

          The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this Report.

* included as exhibits to our Annual Report on Form 10-KSB, filed March 30, 2000, and incorporated herein by this reference.

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

                             Full Tilt Sports, Inc.
                          (A Development Stage Company)
                                Table of Contents

                                                Page

Report of Independent Auditors                  F-1

Balance Sheet                                   F-3

Statements of Operations                        F-4

Statement of Changes in Stockholders' Equity    F-5

Statements of Cash Flows                        F-6

Notes to Financial Statements                   F-7 - F-15

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



/s/ Stark Tinter, LLC
------------------------------
Stark Tinter & Associates, LLC
Denver, Colorado
February 25, 2000



          7535 East Hampden Avenue, Suite 109 - Denver, Colorado 80231
                        (303) 694-6700 Fax (303) 694-6761

Independent Auditors' Report

We have audited the accompanying balance sheet of Full Tilt Sports, Inc. ( a development stage company), as of December 31, 1998, and the related statements of income, shareholders' equity and cash flows, for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion , the financial statements referred to above present fairly, in all material respects, the financial position of Full Tilt Sports, Inc. at December 31, 1998 and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.


/s/ Kish, Leake & Associates, P.C.
----------------------------------
Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
March 1, 1999

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


                                       F-3


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

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado on the 25th day of July, 2000.

                       FULL TILT SPORTS, INC.

                       By:  /s/ Roger K. Burnett
                       --------------------------
                       Roger K. Burnett,  President,  Chief Financial Officer
                                          and Director

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                                        Title            Date

/s/ LeRoy Landhuis        Chairman of Board of Directors           July 25, 2000
-----------------------   and Chief Executive Officer
LeRoy Landhuis


/s/ Roger K. Burnett      President,  Chief Financial Officer      July 25, 2000
-----------------------   and Director
Roger K. Burnett


/s/ J. Fisher DeBerry     Executive Vice President and Director    July 25, 2000
-----------------------
J. Fisher DeBerry


/s/ Joseph F. DeBerry     Vice President, Secretary, Treasurer     July 25, 2000
-----------------------   and Director
Joseph F. DeBerry