Form 10QSB
period 2000-06-30
FULL TILT SPORTS INC
filed 2000-08-21
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
[X ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No
                                        ---      ---
The number of shares outstanding of each of Issuer's classes of common equity as of August 17, 2000.

     Common Stock, par value $.001                              7,745,328
     -----------------------------                        ------------------
            Title of Class                                 Number of Shares


Transitional Small Business Disclosure Format   yes       no  X
                                                   ---       ---

                             Full Tilt Sports, Inc.

                                      Index

--------------------------------------------------------------------------------
                                     Part I

Item 1.   Financial Statements

          Balance Sheet as of June 30, 2000 (unaudited)                   1

          Statements of  Operations  for the Three and Six Months
          Ended June 30, 2000 and 1999 and the Period From  Inception
          (June 30, 1997)  through June 30, 2000 (unaudited)              2

          Statements of Cash Flows for the Three Months Ended
          June 30, 2000 and 1999 and the Period From Inception
          (June 30, 1997) through June 30, 2000 (unaudited)               3


                   Notes to Financial Statements (unaudited)              4

Item 2.   Management's Discussion and Analysis or Plan of Operation       6



                                     Part II

Item 1-6. Other Information                                               9

          Signatures                                                     10

                             FULL TILT SPORTS, INC.
                                  BALANCE SHEET

                                  JUNE 30, 2000
                                   (UNAUDITED)

 ASSETS

CURRENT ASSETS
      Cash                                                     $     642,260
      Accounts receivable                                            109,469
      Inventory                                                      164,060
      Prepaid expenses                                               490,031
                                                               --------------
               Total current assets                                1,405,820
                                                               --------------
PROPERTY AND EQUIPMENT, net of depreciation                           52,102
                                                               --------------
OTHER ASSETS
      Prepaid rent                                                   147,244
      Prepaid personal services and expenses                         303,237
      Deposits                                                         8,940
                                                               --------------
               Total other assets                                    459,421
                                                               --------------

                                                               $   1,917,343
                                                               ==============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                         $     105,749
      Accrued expenses                                                11,260
      Deferred income - trade agreements                             10,618
                                                               --------------
               Total current liabilities                             127,627
                                                               --------------

STOCKHOLDERS' EQUITY
      10% Convertible preferred stock, Series A, $0.01 par
        value, 150,000 shares authorized, 50,000 shares issued
        and outstanding                                               50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized                                               -
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 7,765,328 shares issued
        and outstanding                                                7,765
      Additional paid in capital                                   4,246,638
      Deficit accumulated during the development stage            (2,514,687)
                                                               --------------
               Total stockholders' equity                          1,789,716
                                                               --------------

                                                               $   1,917,343
                                                               ==============

                             FULL TILT SPORTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                  JUNE 30, 1997
                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED            (INCEPTION)
                                           -------------------------------      ------------------------------       THROUGH
                                           JUNE 30, 2000     JUNE 30, 1999      JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000
                                           --------------    -------------      -------------    -------------    -------------
 REVENUES

     Sales of merchandise                  $   132,698       $   38,345         $  132,756       $   39,190       $   339,796
     Advertising/Promotion income                 -              17,500               -              17,500            17,500
     Trade agreements                           14,730           25,743             25,960           29,643           107,463
     Miscellaneous                                  32                2                 43            1,519             2,186
                                           --------------    -------------      -------------    -------------    -------------

                                               147,460           81,590            158,759           87,852           466,945
                                           --------------    -------------      -------------    -------------    -------------

 COST OF GOODS SOLD                            102,948           22,983            104,862           23,469           210,389
                                           --------------    -------------      -------------    -------------    -------------

 GROSS PROFIT                                   44,512           58,607             53,897           64,383           256,556
                                           --------------    -------------      -------------    -------------    -------------

 GENERAL AND ADMINISTRATIVE EXPENSES           567,863          277,716            822,787          428,325         2,777,222
                                           --------------    -------------      -------------    -------------    -------------

 (LOSS) FROM OPERATIONS                       (523,351)        (219,109)          (768,890)        (363,942)       (2,520,666)
                                           --------------    -------------      -------------    -------------    -------------

OTHER INCOME (EXPENSE)
    Interest income                              4,114            2,988              4,118            5,302            13,821
    Interest expense                              (646)              (3)            (2,851)              (3)           (7,842)
                                           --------------    -------------      -------------    -------------    -------------

                                                 3,468            2,985              1,267            5,299             5,979
                                           --------------    -------------      -------------    -------------    -------------

NET (LOSS)                                    (427,189)        (216,124)          (767,623)        (358,643)       (2,514,687)

PREFERRED DIVIDENDS                               -                -                  -              -                 (8,589)
                                           --------------    -------------      -------------    -------------    -------------

NET (LOSS) APPLICABLE TO COMMON STOCK      $  (427,189)      $ (216,124)        $ (767,623)      $ (358,643)      $(2,523,276)
                                           ==============    =============      =============    =============    =============
PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES
   OUTSTANDING (BASIC AND DILUTED)           6,575,651        3,704,981          4,963,623        3,557,449         3,794,860
                                           ==============    =============      =============    =============    =============

NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                     $     (0.06)      $    (0.06)        $    (0.15)      $    (0.10)            (0.66)
                                           ==============    =============      =============    =============    =============



                             FULL TILT SPORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 JUNE 30, 1997
                                                              SIX MONTHS         SIX MONTHS       (INCEPTION)
                                                                 ENDED              ENDED           THROUGH
                                                             JUNE 30, 2000      JUNE 30, 1999    JUNE 30, 2000
                                                             -------------      -------------    -------------
OPERATING ACTIVITIES
         Net cash flow from operating activities             $ (344,265)        $ (203,116)      $(1,160,201)

INVESTING ACTIVITIES
     Acquisition of fixed assets                                (32,560)           (13,433)          (65,254)
                                                             -------------      -------------    -------------
         Net cash (used in) investing activities                (32,560)           (13,433)          (65,254)
                                                             -------------      -------------    -------------
FINANCING ACTIVITIES
     Common stock issued, net of offering costs               1,000,000            363,804         1,765,906
     Preferred stock issued                                        -                  -               50,000
     Proceeds from note payable                                  78,393               -              120,393
     Repayment of notes payable                                 (64,995)              -              (64,995)
     Preferred dividends paid                                      -                  -               (3,589)
                                                             -------------      -------------    -------------
         Net cash provided by financing activities            1,013,398            363,804         1,867,715
                                                             -------------      -------------    -------------

         Net increase (decrease) in cash                        636,573            147,255           642,260

CASH AT BEGINNING OF PERIOD                                       5,687            101,716              -
                                                             -------------      -------------    -------------
CASH AT END OF PERIOD                                        $  642,260         $  248,971       $   642,260
                                                             =============      =============    =============

                              FULL TILT SPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

During the three month period ended March 31, 2000, the Company issued 133,535 shares of common stock at prices ranging from $.75 to $1.38 per share for services. The value of the common shares corresponds to the fair market value of the common stock on the date it was agreed to issue said shares. The value of the shares was recorded as prepaid services and will be charged to operations over the lives of the related agreements.

During April, 2000 the Company issued 3,594,256 shares of its common stock at a price per share of $.373869 per share in a negotiated private placement. The consideration received by the Company was $1,000,000 cash, $193,744 of pre-paid rent, $117,844 for consulting services and $32,192 for equipment. In connection with filing of the Company's Form 10-QSB for the quarter ended June 30, 2000, and upon consultation with the Company's accoutants, the Company subsequently determined that the fair market value of the common stock for financial statement accounting purposes on the date of the transaction was approximately $.55 per share. Accoordingly, the Company will record stock grant compensation of $648,864 over the lives of the associated agreements representing the difference between the neogotiated price per share and the fair market value of the common stock. The Company does not anticipate accruing additional stock grant compensation for such private placement.

During the three month period ended June 30, 2000, the Company issued 97,815 shares of common stock at prices ranging from $0.75 to $1.25 per share for services. The value of the common shares corresponds to the fair market value of the common stock on the date it was agreed to issue said shares. The value of the shares was recorded as prepaid services and will be charged to operations over the lives of the related agreements.



(5)  Related Party Transactions

The Company paid the outstanding balances of several promissory note agreements with two members of the board of directors. Total amount paid for principal and interest was $49,872.

Item 2. Management's Discussion and Analysis or Plan of Operations.
===================================================================

     The following discussion and analysis covers material changes in the Company's financial condition since December 31, 1999 and material changes in the results of operations for the three and six months ended June 30, 2000, as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1999.


Results of Operations
---------------------
     For the three months ended June 30, 2000, Full Tilt Sports, Inc. (the "Company") realized a net loss of $427,189, or $.06 per share, on total revenues of $147,460. This compares to a net loss of $216,124, or $.06 per share, on revenues of $81,590 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, the Company realized a net loss of $767,623, or $.15 per share, on total revenues of $158,759. This compares to a net loss of $358,643, or $.10 per share, on total revenues of $87,852 for the six months ended June 30, 1999.

     During 2000, the Company upgraded its product line and begun contracting for production of merchandise overseas. Revenues from the sale of merchandise during the second quarter of 2000 did increase $65,960 from the same fiscal quarter in the prior year. This increase is attributable to additional retail outlets carrying the Company's products. A small amount of the revenues during the second quarter of 2000 were also realized from trade agreements, where the Company trades the services of its contract athletes for services or merchandise from third parties.

     Gross profit for the three and six month periods ended June 30, 2000 decreased significantly compared to the three and six month periods ended June 30, 1999, although revenues increased by approximately $100,000 during these periods. This decrease in gross profit was due to an increase in the costs of goods sold during the latter periods, in turn attributable to the increased cost of manufacturing higher end products and the costs of shipping from overseas.

     The Company's gross profit during the second quarter of 2000 was still insufficient to finance general and administrative expenses. These expenses for the six months ended June 30, 2000 were $822,787, an increase of approximately $400,000 from the six months ended June 30, 1999, when expenses were $428,325. While certain expenses such as advertising decreased in the six month period ended 2000 as compared to the similar period in 1999, other expenses increased such as consulting fees, which increased approximately $180,000, and promotional and public relations expenses which increased approximately $60,000. In addition, $92,694 in consulting expenses were realized as a non-cash expense in the second quarter 2000 due to services that a shareholder provided to the Company as part of the purchase price for his stock acquisition in that period.

     The Company valued the stock sold by the shareholder in his stock acquisition, in accordance with generally accepted accounting principles, at approximately $.55 per share, a negotiated discount price from the trading price of $.75 per share at the date of the transaction. This discount was due to the significant financial investment the shareholder made at that time, the thinly traded market for the Company's stock, and the fact that the stock was restricted from resale at the time of purchase. The shareholder's actual purchase price per share was less than the $.55 price per share as valued above. The difference between the actual and attributed share prices, for accounting purposes, was a non-cash expense.

     During the second quarter 2000, the Company issued an aggregate of 82,458 shares of its common stock at prices ranging from $.75 to $1.25 for services. In addition, the Company issued approximately 140,000 shares of its common stock to a shareholder at a price of approximately $.55 per share as above stated. These stock issuance for services are reflected as a non-cash expense to the Company.

     Management believes the Company's products are continuing to gain greater marketplace acceptance. The Company is expanding its sales outlets to department stores over a greater area, primarily in the western states. The Company delivered a sizable order in the second quarter of 2000 to JC Penney Co, Inc. and has commitments for significant orders for the fall of 2000. However, management is of the opinion that the Company will continue to incur losses until such time as the sale of its merchandise results in a sufficient profit margin to cover general, administrative and other expenses.


Liquidity and Capital Resources
-------------------------------

     The Company's financial condition improved significantly from fiscal quarter end March 31, 2000 and December 31, 1999. At June 30, 2000, the Company had working capital of $1,278,193, an increase of $968,770 from the prior fiscal year end. This is due in large part to an increase in the Company's cash assets that were $5,000 at December 31, 1999 and increased to $642,260 at June 30, 2000. Prepaid expenses increased by approximately $290,000 during this period as well. The increase in cash was primarily realized from the private placement described below.

     In April, 2000, in an effort to satisfy the Company's working capital needs, an aggregate of 3,594,256 shares of common stock at a price per share of $.373869 was sold in a neogotiated private placement completed April 19, 2000. The Company also issued a warrant to purchase an additional 1,036,000 shares. The sale was made pursuant Rule 506 of Regulation D of the Securities Act of 1933, as amended. All of the shares sold in the transaction were restricted within the meaning of the 1933 Act and bear the restrictive legend as required by Rule 144 under the Securities Act of 1933, as amended. The consideration received by the Company was $1,000,000 in cash, $193,744 for satisfaction of rent for the Company's principal office facilities for two years, $32,192 for office equipment and improvements, and $117,844 for consulting services. At the time of the placement, the Company determined that the issuance was for fair value for a number of reasons including, but not limited to: a) lack of responsiveness in the public capital markets to new financing considering declining stock markets; b) that there were no commissions payable on the transaction regarding the financing or leasing terms; c) the difficulty and cost of timely obtaining alternative large equity financing; d) that the terms and conditions were preferable to debt or preferred stock terms; e) the timing and availability of obtaining rental space in a tight rental market; f) the restrictions associated with the issued stock under the agreements and securities laws; and g) the extremely thin trading volume of the Company's common stock. In connection with filing of the Company's Form 10-QSB for the quarter ended June 30, 2000, and upon consultation with the Company's accountants, the Company subsequently determined that the fair market value of the common stock for financial accounting purposes on the date of the transaction was approximately $.55 per share. Accoordingly, the Company will record stock grant compensation of $648,864 over the lives of the associated agreements representing the difference between the neogotiated price per share and the fair market value of the common stock. The Company does not anticipate accruing additional stock grant compensation for such private placement.

     Shareholders' equity also increased significantly, from $332,919 at year end 1999 to $1,789,716 at June 30, 2000. However, the number of shares outstanding also significantly increased, from 3,939,722 at year end 1999 to 7,765,328 shares at June 30, 2000. A majority of these shares were issued in the private placement.

     Based upon the cash and working capital existing at June 30, 2000, as well as current commitments, management believes that the Company has sufficient working capital to meet its expenses until the end of this year. However, the Company may require additional cash in 2001 to continue its operations. The Company may have to raise additional cash from outside sources. The Company has a line of credit with Bank One, Colorado N.A. though November 2000, all of which is available at June 30, 2000. If that line of credit is not renewed in November, the Company may be forced to borrow elsewhere or sell equity securities to raise cash for inventory, to finance accounts receivable and for general and administrative expenses.

     Management is of the opinion that the Company remains dependent on receipt of capital from outside sources to become profitable.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------
     In connection  with the safe harbor  provisions  of the Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's products in the retail market place, general economic conditions, and the overall state of the retail clothing industry. Most of these factors are outside the control of the Company. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

          See Part I, Item 2.


Item 3: Defaults Upon Senior Securities

          None


Item 4: Submission of Matters to a Vote of Security Holders

          None


Item 5: Other information

          None


Item 6: Exhibits and Reports on Form 8-K

          A.   Exhibits
               27.1 Financial Data Schedule

          B.   Reports on Form 8-K
               The Company filed a Current Report dated April 19, 2000 reporting a change in control of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FULL TILT SPORTS, INC.


Date: August 21, 2000          By: /s/ Roger K. Burnett
                                   --------------------------
                                   Roger K. Burnett, President and
                                   Chief Financial Officer