Form 10QSB/A
period 2000-06-30
FULL TILT SPORTS INC
filed 2000-09-29
CIK 1062663

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-24829
                                                -------


                             FTS APPAREL, INC.
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

                                FTS Apparel, Inc.

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

                                FTS APPAREL, INC.

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
                                                               ==============

                                FTS APPAREL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                  JUNE 30, 1997
                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED            (INCEPTION)
                                           -------------------------------      ------------------------------       THROUGH
                                           JUNE 30, 2000     JUNE 30, 1999      JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000
                                           --------------    -------------      -------------    -------------    -------------
 REVENUES

     Sales of merchandise                  $   132,698       $   38,345         $  132,756       $   39,190       $   339,796
     Advertising/Promotion income                 -              17,500               -              17,500            17,500
     Trade agreements                           14,730           25,743             25,960           29,643           107,463
     Miscellaneous                                  32                2                 43            1,519             2,186
                                           --------------    -------------      -------------    -------------    -------------

                                               147,460           81,590            158,759           87,852           466,945
                                           --------------    -------------      -------------    -------------    -------------

 COST OF GOODS SOLD                            102,948           22,983            104,862           23,469           210,389
                                           --------------    -------------      -------------    -------------    -------------

 GROSS PROFIT                                   44,512           58,607             53,897           64,383           256,556
                                           --------------    -------------      -------------    -------------    -------------

 GENERAL AND ADMINISTRATIVE EXPENSES           567,863          277,716            822,787          428,325         2,777,222
                                           --------------    -------------      -------------    -------------    -------------

 (LOSS) FROM OPERATIONS                       (523,351)        (219,109)          (768,890)        (363,942)       (2,520,666)
                                           --------------    -------------      -------------    -------------    -------------

OTHER INCOME (EXPENSE)
    Interest income                              4,114            2,988              4,118            5,302            13,821
    Interest expense                              (646)              (3)            (2,851)              (3)           (7,842)
                                           --------------    -------------      -------------    -------------    -------------

                                                 3,468            2,985              1,267            5,299             5,979
                                           --------------    -------------      -------------    -------------    -------------

NET (LOSS)                                    (519,883)        (216,124)          (767,623)        (358,643)       (2,514,687)

PREFERRED DIVIDENDS                               -                -                  -              -                 (8,589)
                                           --------------    -------------      -------------    -------------    -------------

NET (LOSS) APPLICABLE TO COMMON STOCK      $  (519,883)      $ (216,124)        $ (767,623)      $ (358,643)      $(2,523,276)
                                           ==============    =============      =============    =============    =============
PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES
   OUTSTANDING (BASIC AND DILUTED)           6,575,651        3,704,981          4,963,623        3,557,449         3,794,860
                                           ==============    =============      =============    =============    =============

NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                     $     (0.08)      $    (0.06)        $    (0.15)      $    (0.10)            (0.66)
                                           ==============    =============      =============    =============    =============



                                FTS APPAREL, INC.

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
                                                             =============      =============    =============

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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


Results of Operations
---------------------
     For the three months ended June 30, 2000, FTS Apparel, Inc. (the "Company") realized a net loss of $519,883, or $.08 per share, on total revenues of $147,460. This compares to a net loss of $216,124, or $.06 per share, on revenues of $81,590 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, the Company realized a net loss of $767,623, or $.15 per share, on total revenues of $158,759. This compares to a net loss of $358,643, or $.10 per share, on total revenues of $87,852 for the six months ended June 30, 1999.

     During 2000, the Company upgraded its product line and began contracting for production of merchandise overseas. Revenues from the sale of merchandise during the second quarter of 2000 did increase $94,353 from the same fiscal quarter in the prior year. This increase is attributable to additional retail outlets carrying the Company's products. A small amount of the revenues during the second quarter of 2000 were also realized from trade agreements, where the Company trades the services of its contract athletes for services or merchandise from third parties.

     Gross profit for the three and six month periods ended June 30, 2000 decreased significantly compared to the three and six month periods ended June 30, 1999, although revenues increased by approximately $70,000 during these periods. This decrease in gross profit was due to an increase in the costs of goods sold during the latter periods, in turn attributable to the increased cost of manufacturing higher end products and the costs of shipping from overseas.

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

     In April, 2000, in an effort to satisfy the Company's working capital needs, an aggregate of 3,594,256 shares of common stock at a price per share of $.373869 was sold in a neogotiated private placement completed April 19, 2000. The Company also issued a warrant to purchase an additional 1,036,000 shares. The sale was made pursuant Rule 506 of Regulation D of the Securities Act of 1933, as amended. All of the shares sold in the transaction were restricted within the meaning of the 1933 Act and bear the restrictive legend as required by Rule 144 under the Securities Act of 1933, as amended. The consideration received by the Company was $1,000,000 in cash, $193,744 for satisfaction of rent for the Company's principal office facilities for two years, $32,192 for office equipment and improvements, and $117,844 for consulting services. At the time of the placement, the Company determined that the issuance was for fair value for a number of reasons including, but not limited to: a) lack of responsiveness in the public capital markets to new financing considering declining stock markets; b) that there were no commissions payable on the transaction regarding the financing or leasing terms; c) the difficulty and cost of timely obtaining alternate equity financing; d) the terms and conditions were preferable to debt or preferred stock terms; e) the timing and availability of obtaining rental space in a tight rental market; f) the restrictions associated with the issued stock under the agreements and securities laws; and g) the extremely thin trading volume of the Company's common stock. In connection with filing of the Company's Form 10-QSB for the quarter ended June 30, 2000, and upon consultation with the Company's accountants, the Company subsequently determined that the fair market value of the common stock for financial accounting purposes on the date of the transaction was approximately $.55 per share. Accoordingly, the Company will record stock grant compensation of $648,864 over the lives of the associated agreements representing the difference between the neogotiated price per share and the fair market value of the common stock. The Company does not anticipate accruing additional stock grant compensation for such private placement.

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

                                   FTS Apparel, Inc.


Date: September 27, 2000       By: /s/ Roger K. Burnett
                                   --------------------------
                                       Roger K. Burnett, President and
                                       Chief Financial Officer