Form 10QSB
period 2000-09-30
FULL TILT SPORTS INC
filed 2000-11-14
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-24829
                                                --------


                                FTS APPAREL, INC.
             ------------------------------------------------------
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


                                 (719) 630-0980
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of each of Issuer's classes of common equity as of November 13, 2000.


         Common Stock, par value $.001                 7,795,863
         -----------------------------             ------------------
                  Title of Class                     Number of Shares


Transitional Small Business Disclosure Format   Yes         No  X
                                                    -------    ----

                                FTS Apparel, Inc.

                                      Index

                                     Part I


Item 1. Financial Statements

        Balance Sheet as of September 30, 2000 (unaudited)                1

        Statements of Operations for the Three and Nine Months Ended
        September 30, 2000 and 1999                                       2

        Statements of Cash Flows for the Nine Months Ended
        September 30, 2000 and 1999                                       3

        Notes to Financial Statements (unaudited)                         4

Item 2. Management's Discussion and Analysis or Plan of Operation         6



                                           Part II

Item 6. Exhibits and Reports on Form 8-K                                  9

        Signatures                                                       10

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

   ASSETS

CURRENT ASSETS
     Cash                                              $        249,938
     Accounts receivable                                        981,912
     Inventory                                                  388,755
     Prepaid expenses                                           412,686
                                                       -----------------

              Total current assets                            2,033,291
                                                       -----------------

PROPERTY AND EQUIPMENT, net of depreciation                      57,306
                                                       -----------------

OTHER ASSETS
     Prepaid rent                                               123,994
     Prepaid personal services and expenses                     210,543
     Deposits                                                    13,033
                                                       -----------------

              Total other assets                                347,570
                                                       -----------------

                                                       $      2,438,167
                                                       =================

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $        160,563
     Accrued expenses                                            27,146
     Deferred income - trade agreements                           7,188
     Note payable                                               599,558
                                                       -----------------

              Total current liabilities                         794,455
                                                       -----------------

STOCKHOLDERS' EQUITY
     10% Convertible preferred stock, Series A,
       $0.01 par value, 150,000 shares authorized,
       50,000 shares issued and outstanding                      50,000
     Preferred stock, $0.01 par value, 4,850,000
       undesignated shares authorized, none issued
       or outstanding                                               -
     Common stock, $0.001 par value, 25,000,000 shares
       authorized, 7,795,863 shares issued
       and outstanding                                            7,796
     Additional paid in capital                               4,258,653
     Accumulated deficit                                     (2,672,737)
                                                       -----------------

              Total stockholders' equity                      1,643,712
                                                       -----------------

                                                       $      2,438,167
                                                       =================

 The Notes to the Financial Statements are an integral part of these statements


                    FTS APPAREL, INC.
                 STATEMENTS OF OPERATIONS
                       (UNAUDITED)



                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            ------------------------------- --------------------------------
                                                                SEPTEMBER       SEPTEMBER       SEPTEMBER        SEPTEMBER
                                                                30, 2000        30, 1999        30, 2000         30, 1999
                                                            --------------- --------------- ---------------- ---------------
 REVENUES
     Sales of merchandise, net of returns and allowances    $    1,089,184  $       97,424  $     1,221,940  $      136,614
     Advertising/Promotion income                                        -               -                -          17,500
     Trade agreements                                                3,430          23,830           29,390          53,473
     Miscellaneous                                                     127              10              170           1,530
                                                            --------------- --------------- ---------------- ---------------

                                                                 1,092,741         121,264        1,251,500         209,117
                                                            --------------- --------------- ---------------- ---------------

 COST OF GOODS SOLD                                                772,967          62,461          877,829          85,930
                                                            --------------- --------------- ---------------- ---------------

 GROSS PROFIT                                                      319,774          58,803          373,671         123,187
                                                            --------------- --------------- ---------------- ---------------

 GENERAL AND ADMINISTRATIVE EXPENSES                               469,965         327,628        1,292,752         755,955
 LOSS ON DISPOSAL OF ASSETS                                          2,849               -            2,849               -
                                                            --------------- --------------- ---------------- ---------------

 (LOSS) FROM OPERATIONS                                           (153,040)       (268,825)        (921,930)       (632,768)
                                                            --------------- --------------- ---------------- ---------------

OTHER INCOME (EXPENSE)
    Interest income                                                  4,654           1,069            8,772           6,371
    Interest expense                                                (9,663)            (13)         (12,514)            (16)
                                                            --------------- --------------- ---------------- ---------------

                                                                    (5,009)          1,056           (3,742)          6,355
                                                            --------------- --------------- ---------------- ---------------

NET (LOSS)                                                        (158,049)       (267,769)        (925,672)       (626,413)

PREFERRED DIVIDENDS                                                   -               -                -               -
                                                            --------------- --------------- ---------------- ---------------

NET (LOSS) APPLICABLE TO COMMON STOCK                       $     (158,049) $     (267,769) $      (925,672) $     (626,413)
                                                            =============== =============== ================ ===============

PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)          7,782,038       3,778,163        6,320,137       3,725,376
                                                            =============== =============== ================ ===============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)             $        (0.02) $        (0.07) $         (0.15) $        (0.17)

                                                            =============== =============== ================ ===============


 The Notes to the Financial Statements are an integral part of these statements


                               FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               NINE MONTHS      NINE MONTHS
                                                                 ENDED             ENDED
                                                               SEPTEMBER         SEPTEMBER
                                                               30, 2000          30, 1999
                                                              -------------    -------------
OPERATING ACTIVITIES
          Net cash flow from operating activities             $ (1,324,631)    $   (514,451)

INVESTING ACTIVITIES
      Acquisition of fixed assets                                  (44,074)         (25,696)
                                                              -------------    -------------
          Net cash (used in) investing activities                  (44,074)         (25,696)
                                                              -------------    -------------
FINANCING ACTIVITIES
      Common stock issued, net of offering costs                 1,000,000          496,434
      Preferred stock issued                                          -                -
      Proceeds from note payable                                    78,393             -
      Repayment of notes payable                                   (64,995)            -
      Proceeds from line of credit                                 839,370             -
      Repayment on line of credit                                 (239,812)            -
      Preferred dividends paid                                        -                -
                                                              -------------    -------------
          Net cash provided by financing activities              1,612,956          496,434
                                                              -------------    -------------

          Net increase (decrease) in cash                          244,251          (43,713)

CASH AT BEGINNING OF PERIOD                                          5,687          101,716
                                                              -------------    -------------

CASH AT END OF PERIOD                                         $    249,938     $     58,003
                                                              =============    =============

Non-cash investing and financing transactions:
Common stock issued in conversion of notes:                   $     55,398     $       -
Common stock issued in consideration of services rendered:    $  1,306,025     $       -



 The Notes to the Financial Statements are an integral part of these statements

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

(1)  Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 1999 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

     The Company was a development stage company from inception through June 30, 2000. Effective July 1, 2000 the Company began operating as a fully operating company.


(2)  Earnings Per Share

     The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive


(3)  Inventory

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

     During April, 2000 the Company issued 3,594,256 shares of its common stock for cash of $1,000,000, rent for a two year tenancy of office space valued at $193,744, office equipment valued at $32,192, and consulting services for one year valued at $766,708 or approximately $0.55 per share. These shares were valued by the Company at a negotiated discount price from the trading price of $.75 per share at the date of the transaction, due to the significant financial investment made, the thinly traded market for the Company's stock, and the fact that the stock was restricted from resale at the time of purchase. The value of the shares exchanged for rent and consulting services will be charged to operations over the lives of the related agreements.

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

     During the three month period ended September 30, 2000, the Company issued 50,535 shares of common stock at prices ranging from $0.51 to $0.82 per share for services. The value of the common shares corresponds to the fair market value of the common stock on the date it was agreed to issue said shares. The value of the shares was recorded as prepaid services and will be charged to operations over the lives of the related agreements.


(5)  Related Party Transactions

     The Company paid the outstanding balances of several promissory note agreements with two members of the board of directors. Total amount paid for principal and interest was $49,872.


(6)  Product Concentration

     The Company currently derives a majority of its merchandise revenue from one customer. The Company expects that merchandise revenues to this vendor will continue to account for the majority of the Company's merchandise revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued acceptance of its merchandise by this customers.

Item 2. Management's Discussion and Analysis or Plan of Operations.

     The following discussion and analysis covers material changes in the Company's financial condition since December 31, 1999 and material changes in the results of operations for the three and nine months ended September 30, 2000, as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1999.


Results of Operations

     During the quarter ended September 30, 2000 and for the first time in its history, FTS Apparel, Inc. (the "Company") realized significant revenue from operations, and is no longer considered in the development stage for accounting purposes. For the three months ended September 30, 2000, the Company recognized total revenue of $1,092,741, an increase of $971,477 from the comparable period of 1999. Nonetheless, the Company still realized a net loss of $158,049 for the third quarter of 2000, as the gross profit from sales was insufficient to cover general and administrative expenses. However, the net loss for the third quarter of 2000 represents a decrease from the net loss of the third quarter of 1999 by $109,720. For the nine months ended September 30, 2000, the Company realized a net loss of $925,672, or $.15 per share, on total revenues of $1,251,500. This compares to a net loss of $626,413, or $.17 per share, on total revenues of $209,117 for the nine months ended September 30, 1999.

     Revenue and gross profit for the three and nine month periods ended September 30, 2000 increased significantly compared to the three and nine month periods ended September 30, 1999. During 2000, revenue increased due to sales of the fall line of merchandise, primarily to JC Penney Co. These increased sales resulted in a revenue increase of $971,477 in the third quarter of 2000 from the same fiscal quarter in the prior year. A small amount of the revenues during the third quarter of 2000 were also realized from trade agreements, where the Company trades the services of its contract athletes for services or merchandise from third parties.

     The gross profit increased significantly from the third quarter of 1999 to 2000, commensurate with the increase in sales. The gross profit of $319,774 for the third quarter of 2000 was 29% of revenue, compared to $58,803, or 48% for the comparable period of 1999. The decrease in the profit margin from 1999 to 2000 is attributable to the shift in product mix to higher quality merchandise and the commensurately higher costs of production. Management expects that the focus on higher quality merchandise will continue for the future.

     The Company's gross profit during the third quarter of 2000 was still insufficient to finance general and administrative expenses. These expenses for the three months ended September 30, 2000 were $469,965, an increase of $142,337 from the comparable period of 1999. Similar expenses for the nine months ended September 30, 2000 were $1,292,752, an increase of approximately $500,000 from the nine months ended September 30, 1999. While certain expenses such as advertising decreased in the nine month period ended 2000, other expenses such as consulting fees, salaries and professional fees increased. The increase in general and administrative expenses is primarily attributable to the additional staff which has been hired to support the increase in sales.

     During the third quarter 2000, the Company issued an aggregate of 50,535 shares of its common stock at prices ranging from $.51 to $.82 for services. These stock issuances for services are reflected as a non-cash expense to the Company.

     Management believes the Company's products are continuing to gain marketplace acceptance and has increased the regional coverage of its product distribution. Initially the Company's sales outlets were primarily in the western states, however subsequent to the third quarter of 2000, the Company has added sales outlets in several north-eastern and upper mid-western states. Orders of the Company's excess fall 1999 and 2000 inventory were recently shipped to 61 Elder-Beerman stores located in the upper mid-west. The Company posted sales for a sizable order in the third quarter of 2000 to JC Penney Co. However, management is of the opinion that the Company will continue to incur losses until such time as the sale of its merchandise results in a sufficient profit margin to cover general, administrative and other expenses.


Liquidity and Capital Resources

     The Company's financial condition improved significantly from fiscal quarter end June 30, 2000 and December 31, 1999. At September 30, 2000, the Company had working capital of $1,238,836, an increase of $929,413 from the prior fiscal year end. Current assets increased $1,584,867 from fiscal year end. Accounts receivable showed the biggest increase in current assets, increasing $899,463 from year end. This increase is due to the substantial increase in sales realized by the Company in the third quarter. Cash also increased substantially, primarily the result of a private placement of equity in the second quarter. Inventory also increased by $226,976 and prepaid expenses increased by $214,177 during this period. The increase in inventory is designed to address expectations of higher sales in the current year.

     The Company's total current liabilities also increased $655,454 from December 31, 1999 to September 30, 2000. At fiscal year end 1999, liabilities were $139,001, which increased to $794,455 at end of third quarter 2000. Approximately $600,000 of this liability at September 30, 2000 is represented by notes payable, which is represented by draws on the Company's line of credit with Bank One. The entire line of credit was repaid subsequent to September 30, 2000.

     Shareholders' equity increased significantly from year end to September 30, 2000, from $332,919 to $1,643,712. However, the number of shares outstanding also significantly increased, from 3,939,722 at year end 1999 to 7,795,863 shares at September 30, 2000. A majority of these shares were issued in the private placement in the second quarter.

     Based upon the cash and working capital existing at September 30, 2000, as well as current commitments, management believes that the Company has sufficient working capital to meet its cash requirements until the end of this year. However, the Company may require additional cash in 2001 to continue its operations. The Company may have to raise additional cash from outside sources. The Company anticipates renewing its line of credit for future orders. If the line of credit is not renewed, the Company may be forced to borrow elsewhere or sell equity securities to raise cash for inventory, to finance accounts receivable and for general and administrative expenses.

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

          None


Item 3: Defaults Upon Senior Securities

          None


Item 4: Submission of Matters to a Vote of Security Holders

          None


Item 5: Other information

          None


Item 6: Exhibits and Reports on Form 8-K

          A.   Exhibits

               27.1 Financial Data Schedule

          B.   Reports on Form 8-K
               The Company filed a Current Report dated August 23, 2000 reporting a change of its name to FTS Apparel, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FULL TILT SPORTS, INC.



Date: November 13, 2000                      By:   /s/ Roger K. Burnett
                                                   ---------------------------
                                                   Roger K. Burnett, President
                                                  (Principal Financial Officer)