Form 10KSB
period 2000-12-31
FTS APPAREL INC
filed 2001-04-16
CIK 1062663

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2000

[] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission File Number 0-24829

                                FTS APPAREL, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                               84-1416864
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)


212 North Wahsatch, Suite 205 Colorado Springs, Colorado                80903
--------------------------------------------------------              ----------
     (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (719) 630-0980
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock, $.001 par value
                       ---------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes X        No
              ----        ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the most recent fiscal year were $1,360,328.

The aggregate market value of the 1,530,771 shares of common stock held by nonaffiliates of the Company as of March 22, 2001 was $336,770 based upon the last reported sale of the common stock of $.22 per share.

The total number of shares of issuer's common equity as of March 29, 2001 was 8,645,951.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format:   Yes             No    X
                                                     -----           -----

                                TABLE OF CONTENTS


PART I                                                                  Page

         Items 1 and 2.  Business and Properties.......................    1

         Item 3.         Legal Proceedings.............................    5

         Item 4.         Submission of Matters to a Vote of
                         Security Holders .............................    5
PART II

         Item 5.         Market for Registrant's Securities and Related
                         Shareholders Matters..........................    6

         Item 6.         Management's Discussion and Analysis or
                         Plan of Operation.............................    7

         Item 7.         Financial Statements and Supplementary Data...   12

         Item 8.         Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure........   12

PART III

         Item 9.         Directors, Executive Officers and Compliance
                         with Section 16(a) of the Exchange Act .......   12

         Item 10.        Executive Compensation........................   14

         Item 11.        Security Ownership of Certain Beneficial
                         Owners and Management.........................   16

         Item 12.        Certain Relationships and Related Transactions   18

PART IV

         Item 13.        Exhibits, Reports on Form 8-K and
                         And Financial Statements......................   21

         Signature Page................................................   23

         Index to Financial Statements.................................   24

                           Forward Looking Statements

     See "Special Note Regarding Forward-Looking Statements" at the end of "Item
6. Management's Discussion and Analysis or Plan of Operation" for cautionary statements concerning forward-looking information contained in this report.


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

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

History
-------

     FTS Apparel, Inc. ("FTS" or the "Company") was founded under the name Full Tilt Sports, Inc. in 1997 as a Colorado corporation to sell designer sportswear and accessories. We changed our name to FTS Apparel, Inc., effective August 23, 2000.

     Our common stock has traded in the over-the-counter market since March 1999, shortly after filing a registration statement for our common stock with the Securities and Exchange Commission, and is quoted on the NASD Bulletin Board under the symbol "FLIP". Currently we have 128 shareholders of record.

Description of Business
-----------------------

     We are in the business of designing and selling high quality designer/casual sportswear and accessories, focusing on athletic and casual lifestyle clothing. All of our products prominently display our "Flip The Switch" and "FTS" trademarks and logos. We market our products with a sports orientated approach, primarily by endorsements from professional athletes and sports personalities. Our current target market is retail buyers of young men's designer sports apparel. Our product line includes shirts, jackets, vests, pants and caps in various styles and colors that we believe are attractive and appealing to this group of consumers.

     A full line of these items has been sold in retail clothing and sportswear stores, predominantly in Colorado and upper Midwestern states. We maintain a retail presence in such retailers as JC Penney, Elder-Beerman, Gart Sports, Copper Rivet and Finish Line. We also have limited orders from Kaufmann's (a division of the May Company) and AAFES. Selling our products in high volume outlets, like JC Penney, Gart Sports and Elder-Beerman, is necessary to achieve the volume of sales and revenues we need to be successful.

     Our products are also sold to amateur sports teams and corporations, mostly in the Colorado Springs and Colorado Front Range region. These customers are mostly soccer, hockey, football and baseball clubs and teams, who place orders for their uniforms and accessories. These sales provide exposure and promotion of our products.

     Although we are using conventional types of advertising, the emphasis of our marketing is endorsement by professional athletes and other nationally known personalities. We believe that having these sports personalities and celebrities wearing our clothing, being featured in our advertisements and point of sale visuals, and appearing in person at our promotions will encourage retail customers to buy our clothing line. We have also contracted with Rave Revues, a product placement company, to place our products on primetime television shows for the 2000-2001 television season. In addition, we have retained the services of several employees and consultants who have a great deal of experience in marketing this type of clothing, including a former executive with No Fear, a highly successful clothing producer.

Production
----------

     We contract with independent overseas and domestic manufacturers for production of our merchandise, whose products we have tested and approved. We decide all specifications for our products, including style, color and materials. We have retained the services of two employees, Dylan Nelson, Senior Designer and Tony Leng, Vice President of Sourcing and Production, who assist in the development and production of our apparel. We are producing only high quality garments and accessories to appeal to the demanding consumer. Our current manufacturers have performed to our standards in terms of quality, cost and time of manufacturing and delivery, but we don't have written contracts with these manufacturers. However, we feel confident that they, or someone else, will be able to fill our orders.

     The products that we have had produced to date are:

     o    golf shirts
     o    t-shirts
     o    long sleeve shirts
     o    sweat shirts
     o    fleece jackets
     o    pants
     o    shorts
     o    caps

     We place our larger orders with the overseas manufacturers when we can plan in advance. These manufacturers have more favorable prices but take longer to fill our orders and deliver our products. For smaller custom orders, that are required on short notice such as for tournaments and team sales, we use a local Colorado company that can manufacture the clothing on short notice. However, using a local manufacturer is more costly and we therefore try to avoid this whenever possible.

Marketing
---------

     The focus of our marketing, and what we believe sets us apart from most other clothing companies, is that we have many professional athletes and celebrity personalities wearing and promoting our clothing. We believe that having professional athletes, celebrities and sports personalities wear our products will make our target consumer want to wear them as well. We hope this exposure will also attract other types of consumers.

     We have been successful in signing several of these endorsement contracts particularly because several members of our management have been professional baseball players. They personally know many professional athletes and have contacts in professional sports to be introduced to many others. In many instances, these athletes are not signed to any contract but promote our apparel line because of the personal relationship with the members of our management. We have been successful in promoting our apparel line with several athletes and sports figures so far. These athletes include professional football players, baseball players, boxers and popular former professionals as well.

     Some of the professional athletes endorsing our products include:

     o    Ed McCaffrey of the Denver  Broncos  football team
     o    Trevor Hoffman of the San Diego Padres baseball team
     o Andy Pettite of the World Series champion New York Yankees baseball team
     o    Michael Grant, a professional boxer
     o    Eddie George of the Tennessee Titans football team
     o    Pokey Reese of the Cincinnati Reds baseball team

     Many of these athletes have contracted to wear our clothing during interviews and during other appearances where they will be seen by the public. They will also appear at promotional events held at retail stores and at sporting events where they will wear our clothing and sign autographs. We have also used photographs of them in our advertisements and our retail point of sale visuals. The boxers have worn robes, shorts and accessories with our trademark and logo in televised prizefights on HBO and Pay-Per-View and have been photographed for magazines such as Sports Illustrated in these garments.

     We have produced a conceptual catalog featuring several of our athletes, including Ed McCaffrey, Trevor Hoffman, Pokey Reese, Tim Dwight, Eddie George and Billy Wagner. This catalog is helpful during our sales presentations as well as giving the public a visual representation of the company.

     We also have begun using other methods to promote our product line in addition to endorsement by professional athletes and sports personalities. The methods we have already used include:

     o    Sponsorship of sporting events
     o    Sponsorship of team sports
     o    Radio advertisements
     o    Newspaper advertisements
     o    Internet advertisements

     Additional new promotion is planned using product placements. Our products might be used in movies and television shows on lead actors and as background items. We hope this will give our products exposure in a new medium. We have contracted with Rave Revues, a Hollywood product placement company, in an effort to have our clothing worn by television and movie stars for the 2000-2001 television season.

Distribution and Sales
----------------------

         The focus of our distribution and sales is through retail department, specialty and sporting goods stores. We are dependent on sales in these markets to achieve the sale volumes we need to be profitable. We are selling our products in other markets as well, which give us more exposure and acceptance in the marketplace.

     Retail Store Sales.
     ------------------
     Our products are sold primarily through department stores, specialty stores and sporting goods stores, but we are also selling our products in related athletic and health orientated stores such as nutrition stores. Last year, our products were sold through several major retailers who have locations in several states. The number of store locations that each retailer has ranges from one to as many as two hundred. The sales potential for retailers varies greatly as their locations range from kiosks to department stores. The retail stores where our products have been sold in this last year include:

     o    Department Stores - JC Penney and Elder Beerman
     o Sporting Good Stores - Gart Sports, Copper Rivet, Finish Line and Shoe Extreme
     o    Nutrition Stores - Will Power Nutrition and Advanced Nutrition

     The biggest retailer to sell our products has been JC Penney Co., Inc. In the case of JC Penney Co., Inc., we were placed in approximately two hundred stores for the Fall 2000 season. After a test market of our products at three locations in Colorado in 1999, JC Penney increased their orders to include eighteen stores for Summer 2000, and then to two hundred for Fall 2000, including stores throughout the Midwest and Northeast. JC Penney accounted for 82% of our sales in 2000.

     Team Sales.
     -----------
     We have also been marketing our products to amateur sports teams, mostly in the Colorado Springs and Colorado Front Range region, where we are located and have the most local contacts and exposure. These customers are mostly soccer, hockey, football and baseball clubs and teams. We take orders for their uniforms and accessories, and place the orders with our local manufactures that produce the products to specification with our trademark and logo. In addition to generating revenue, these sales help exposure and promotion to hopefully encourage sales in retail stores.

Trademark
---------

     We believe that the distinctiveness of our clothing and accessories lies in our "Flip The Switch" concept. We therefore take precautions to protect our trademark. Trademark registration applications have been filed with the U.S. Patent and Trademark Office (the "USPTO"). Registration for our "Flip The Switch" trademark has been approved by the USPTO and we expect registration very shortly. An opposition has been filed against the federal registration for our "FTS" trademark, but we do not believe this opposition has merit. If registered, these trademark registrations will give us the right to use the trademarks in any state and challenge anyone who infringes on our trademarks. If any other company seeks to use a similar trademark to sell articles of clothing for which we have registered our trademark, we can challenge them in court and demand that they cease.

Research and Development
------------------------

     We rely on the direction of experienced sales consultants who have directed us in our business to design our apparel and place our products with retailers. Our consultants have also assisted us in designing our clothing and choosing styles and colors, based upon their experience and knowledge of current trends and popularity in sportswear.

Employees
---------

     As of fiscal year end December 31, 2000, we employed nine full-time employees. Roger Burnett, President and Joseph DeBerry, Vice President, currently serve on a full-time basis and are responsible for our day-to-day operations and the marketing, production and distribution of our products, as well as strategic planning and expansion of the Company's business. Robert (Bobby) Stephenson serves as Vice President of Sales and is responsible for sales, special events and trade shows. Tony Leng serves as Vice President of Sourcing and Production and is responsible for production and delivery of our products. We have five additional full-time employees, responsible for accounting, team sales and graphics. We have excellent relations with our employees and none of our employees are unionized.

     We do not expect any additional significant changes in the number of employees over the next twelve months. From time-to-time, we engage the services of outside consultants to assist in our business, including attorneys, accountants, and marketing and advertising personnel. We may engage the services of additional individuals in the future as our business needs dictate and our financial resources permit.

Facilities
----------

     We currently  occupy 6,000 square feet of office and warehouse space at 212
N. Wahsatch Ave., Suite 205, Colorado Springs, Colorado 80903 and have executed a three year lease agreement for this location. The offices are leased for the monthly rental of $7,750 per month, from a company controlled by our Chairman and principal shareholder. The first two years of our rent is prepaid. See Item
12. Certain Relationships and Related Transactions for a detailed description of this transaction.

     We anticipate that this office space will be adequate for the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

     Neither we, nor any of our officers or directors in their capacities as such, are subject to any material legal proceedings, and we do not know of any potential or threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of shareholders on August 23, 2000. The shareholders elected LeRoy Landhuis, Roger K. Burnett, J. Fisher DeBerry and Joseph F. DeBerry as directors. Mr. Landhuis was the only new member of the Board to be elected. The shareholders also approved a proposal to change the name of the company to FTS Apparel, Inc. and approve Articles of Amendment to the Articles of Incorporation for the name change. The shareholders also ratified the appointment of Stark Tinter & Associates, LLC as our independent accountants for the fiscal year ending December 31, 2000. No other business came before the meeting.

     At the annual meeting 6,103,337 shares were represented in person or by proxy constituting a quorum. There were 6,098,670 votes approving the proposals to elect each of the directors, 4776 votes against and no abstaining votes. There were 6,103,333 votes approving the proposal to amend the Articles of Incorporation to change our name, no votes against and no abstaining votes. There were 6,100,837 votes approving Stark Tinter & Associates as our independent accountants, 2000 votes against and 500 votes abstaining.

                                     PART II

ITEM 5. MARKET FOR OUR SECURITIES AND RELATED SHAREHOLDER MATTERS

     On March 18, 1999, our common stock began trading in the over-the-counter market and was quoted on the Over-The-Counter Bulletin Board under the symbols "FTSX". On October 20, 2000, as a result of our name change, our trading symbol was changed to "FLIP". Prior to that, there was no trading market for the Common Stock.

     The following table sets forth the range of high and low bid quotations as reported for the common stock of the Company, for the last two fiscal years.
Quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

Fiscal Quarter  Ended               High             Low
---------------------             -------          -------
       1999
       ----
March 31                          $ 3.00           $ 2.00
June 30                             3.88             2.25
September 30                        3.50              .81
December 31                         1.81              .75

       2000
       ----
March 31                            1.50              .63
June 30                             1.25              .69
September 30                         .97              .51
December 31                          .53              .19

     The number of record holders of our common stock as of December 31, 2000 was 128, not including nominees of beneficial owners.

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid or declared by the Company to date, nor does the Company anticipate that dividends will be paid in the foreseeable future.

     As of the date of this report, a total of 150,000 shares were designated Series A Preferred Stock, of which 50,000 were issued. All of the issued shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of the net profits of the Company, also payable in cash. The Company may redeem this preferred stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends. The holder may convert any number of shares of Preferred Stock, on a one to one basis, into shares of Common Stock until April 13, 2003, and after that date all remaining shares of Preferred
Stock shall be converted on that conversion basis into Common Stock. The Preferred Shares vote with the Common Shares on all matters presented to the shareholders and are entitled to one vote for each Preferred Share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

     We have still not realized profit from our operations and have suffered recurring losses. Although revenue from sales did increase in the year ended December 31, 2000, the cost of goods sold has increased disproportionately, resulting in a lower gross profit margin compared to fiscal year 1999. Our general and administrative expenses remained high in 2000, contributing to our net loss. During 2000, we were able to obtain $1,000,000 in financing from a single source, and were dependent upon that financing for our operations in 2000. If we do not become profitable in 2001, there are doubts that we will be able to continue as a going concern unless we receive additional financing. See
Note 2 to the Financial Statements.

Results of Operations

     Year ended December 31, 2000. Year 2000 was the first year in which we received significant revenue from operations. Prior to that, we were in the development stage. During the year ended December 31, 2000, we realized a net loss of $1,326,859 (or $0.19 per share) on revenue of $1,360,328, compared to a net loss of $1,513,241 on revenue of $289,180 for the year ended December 31, 1999. Revenue increased from the prior fiscal year 370% due to the increased sale of our products, primarily in large retail outlets. Approximately $1,092,000 of merchandise sold in 2000 was to one customer which represented 82% of our sales.

     In 1999 the costs of goods was 31% of revenues. In 2000, the costs of goods increased to 77% of revenues. The increased cost of goods is attributed to the following factors: (i) in 2000, a greater percentage of our products were manufactured overseas, resulting in increased shipping and customs duties costs;
(ii) some of our overseas orders had to be shipped by air freight, which is considerably more expensive than ocean shipping; (iii) significant additional costs were incurred in 2000 due to the delivery of our products to more retail locations. Our JC Penney orders were shipped directly to each of two hundred stores instead of to a centralized location. In 2000, our shipping expenses were $226,185 compared to $2,002 in 1999. By making our shipping procedures more efficient and decreasing the number of delivery locations, we will attempt to reduce the cost of our goods and increase our gross revenues in the current fiscal year.

     General and administrative expenses decreased slightly from 1999 to 2000, from $1,712,516 in 1999 to $1,643,771 in 2000. However, these expenses are still relatively high compared to gross profit. A substantial portion of our net loss for 2000 resulted from non-cash expenses associated with the issuance of stock in a private placement and issuance of stock for services. Non-cash expenses related to stock based compensation during 2000 was $730,679. See Item 12. Certain Relationships and Related Transactions.

     Shipping costs increased significantly from last year, from $2,002 in 1999 to $226,185 in 2000 as discussed above, to meet demands for increased sales. Consulting fees of $596,404 were also a significant expense in 2000. Of that amount, $395,928 was charged as consulting fees in connection with a stock acquisition. See Item 12. Certain Relationships and Related Transactions. Salaries increased, as we increased the number of full time employees from six to nine. Salaries in 2000 were $225,947 as compared to $189,433 for the prior fiscal year.

     Professional fees remained a significant expense in the amount of $82,256 in 2000 as compared to $82,593 in the prior fiscal year. The high expense in 2000 was due to costs associated with Commission filing requirements and the reimbursement of legal and financial consulting fees to an officer in the amount of $45,000.

     Advertising expenses decreased in 2000 due to the Company's reallocation of its efforts and available funds to fulfill its larger sales orders. In 2000, advertising expenses were $138,312 as compared to $416,799 in the prior fiscal year. Prepaid advertising costs in the form of endorsement contracts reported as prepaid expenses decreased as well, from $153,733 during 1999 to $36,493 during 2000.

     We anticipate that we will continue to incur losses until such time, if ever, that we generate revenues from retail sales in an amount adequate to cover cost of goods and expenses.

     Year ended December 31, 1999. During the year ended December 31, 1999, we realized a net loss of $1,516,856 (or $0.41 per share) on revenue of $289,180, compared to a net loss applicable to common stock of $186,455 on revenue of $19,006 for the year ended December 31, 1998. Revenue increased from the prior fiscal year 1400% due to sale of our products in retail outlets, promotional events and team sales. However, losses increased as well, due to the substantial increase in advertising, promotion and other overhead expenses.

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

     A substantial portion of our net loss for 1999 resulted from non-cash expenses associated with the issuance of stock options to consultants. In accordance with generally accepted accounting principles, we are required to recognize the fair value of stock options issued to nonemployees based upon a formula which estimates those values based upon certain assumptions. The application of those rules resulted in the recognition of $606,390 of noncash expense during 1999 based on the issuance of 435,000 options. Nonetheless, we believe the issuance of those options was in the best interest of our company, and will help our business in the future.

Liquidity and Capital Resources

     December 31, 2000. Our working capital increased $624,571, or 200%, in 2000 from the prior fiscal year. At December 31, 2000, we had working capital of $933,994, consisting of $1,009,860 of current assets and $75,866 of current liabilities. This compares to working capital of $309,423 at December 31,1999. Although $327,425 of our current assets is in the form of cash, the balance of our current assets is represented by accounts receivables, inventory, and prepaid expenses that cannot be used to satisfy our immediate cash requirements.

     Current assets increased to $1,009,860 in fiscal year 2000 from $448,424 in the prior fiscal year. At the same time, current liabilities decreased to $75,866 in fiscal year 2000 from $139,001 in the prior fiscal year. As a result, our financial condition is substantially improved from one year ago. However, we believe we are still dependent on achieving profitability and receipt of financing from outside sources to continue as a going concern.

     The proceeds of the sale of our stock to one principal shareholder in 2000 paid for a significant portion of our expenses in 2000 and accounted for a significant portion of our cash assets at year end. During 2000, we completed the sale of 3,594,256 shares of common stock in a private placement at a negotiated price of approximately $.37 per share. The aggregate value received in the private placement was $1,343,780, as determined by the parties. This amount consists of $1,000,000 in cash; payment of rent valued at $193,744, for our office facilities for a two year term; office equipment and improvements valued at $32,192; and consulting services valued at $117,844.

     We subsequently determined that the fair market value of the common stock for financial statement reporting purposes on the date of the transaction was approximately $.55 per share. Accordingly, we have recorded additional stock compensation of $648,864 over the lives of the associated agreements representing the difference between the negotiated price per share and the fair market value of the common stock. During the year ended December 31, 2000, the amount of this additional compensation was $278,084.

     Our capital requirements for 2001 include cash for purchase of inventory, as well as general and administrative expenses. When we ship product to customers, it may be several months before we are paid. Also, when we order inventory from overseas manufacturers, which we do to save money, we must place a deposit and make partial payment for the merchandise many months before we receive the goods. This requires a substantial investment of cash. During year 2000, we borrowed $725,000 to finance inventory acquisition, all of which was subsequently repaid in 2000. During the coming year, we intend to finance inventory by using our remaining cash resources, borrowing additional funds and securing a line of credit with a financial institution. However, there is no assurance that these objectives can be met.

     We have attempted to conserve cash by making payments in stock in limited circumstances. We have used stock to compensate the professional athletes who endorse our products and will use stock in the future for such compensation when it is in our best interest. Also, partial compensation for employment, manufacturing and sales services agreements and advertisement have been in the form of stock.

     December  31,  1999.  At  December  31,  1999,  we had  working  capital of
$309,423, consisting of $448,424 of current assets and $139,001 of current liabilities. This compares to working capital of $95,732 at December 31,1998.

     During 1999, we required additional cash for general and administrative expenses, as the amount of our sales was insufficient to cover our costs plus overhead. During the twelve months ended December 31, 1999, we used $605,025 in cash. This represents a substantial increase from 1998, when our operations used $169,598 in cash.

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

Special Note Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about the future of the retail apparel industry, statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. Some of these risks include, among others, the following:

     1. Dependence on Single Source of Financing.
     --------------------------------------------
     To continue as a going concern in 2000, we have been dependent on the financing provided by our Chairman, LeRoy Landhuis. Mr. Landhuis provided short term loans and purchased a significant amount of stock, the proceeds of which we have depended on to continue our operations in 2000 and 2001. We currently have no other sources of financing and our revenues are not sufficient to sustain operations. There is a risk that if sufficient revenues are not generated or we cannot obtain additional financing, we may not be able to continue as a going concern.

     2. Customer Dependence.
     -----------------------
     The biggest retailer to sell our products, JC Penney Co., Inc., has accounted for 82% of our sales in 2000. We were placed in approximately two hundred JC Penney stores for the Fall 2000 season, including stores throughout the Midwest and Northeast. Therefore, until we secure a sufficient number of additional retailers to sell our products, we are dependant upon continued sales to JC Penney for a majority of our revenue, and any discontinuation of sales to JC Penney will have a material adverse effect on our profits.

     3. No Assurance of Product Acceptance.
     --------------------------------------
     We have no certainty that the marketplace will continue to accept our products as a desirable retail clothing and accessory item, or if the Company's "Flip The Switch" trademark and concept as endorsed by professional athletes will be accepted and desired by consumers. We have no assurance that the acceptance of our products will be in sufficient numbers to achieve sufficient revenues and profit. The retail apparel industry is extremely fickle.

     4. Dependence on Key Personnel.
     -------------------------------
     Due in part to our lack of operating history, our success depends upon the management efforts and expertise of certain of our officers, Messrs. LeRoy Landhuis, Roger Burnett and Joseph DeBerry. These individuals are responsible for overseeing manufacturing, marketing and distribution of our products and merchandise, operation of the business and expansion into additional markets. Further, the loss of any of these individuals could adversely effect our business. We do not intend to obtain key man insurance on the life of any of our officers or directors.

     5. Intense Competition.
     -----------------------
     Competition in the apparel industry is very intense. There are numerous manufacturers and distributors marketing sporting apparel throughout the United States, most with substantially greater personnel and financial resources. There already exists many apparel lines which base their marketing on a name or slogan, such as Nike, Mossimo, No Fear and Reebok which currently dominate the industry. Many of these apparel lines are well established in the marketplace with the consumers and the retail outlets. Our general concept is not unique and we will have to establish ourselves as a desirable apparel line of clothing in an established marketplace. We are at a competitive disadvantage with regard to financial and personnel resources, vis-a-vis our competitors.

     6. Customer Credit Risk.
     ------------------------
     We extend credit to our customers, including those who have accounted for significant portions of our gross revenues. Accordingly, we may have significant exposure for accounts receivable from our customers. We have established credit policies and procedures, which we use to manage its credit risk, but we do not insure our accounts receivable. The inability of a significant customer to pay an outstanding balance would have a material adverse effect on the Company.

     7. Seasonality.
     ---------------

     Our business varies with general seasonal trends that are characteristic of the apparel and retail industries, and it generally experiences lower net revenues and higher net losses in the first half of each fiscal year, as compared to the second half of its fiscal year. As our business continues to evolve, our operating performance may not reflect the typical seasonality of the apparel industry.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 4, 2000, our Board of Directors engaged Stark Tinter & Associates LLC as our principal accountant and independent auditors for the years ending December 31, 1999, and simultaneously accepted the resignation of Kish Leake & Associates, P.C. as our principal accountant and auditors. Kish Leak & Associates, P.C. stated as its reason for its resignation that it would no longer engage in providing audit services to public companies.

     The reports of Kish Leake & Associates, P.C. for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of our financial statements for the fiscal year ended December 31, 1998, and the period from inception (June 30, 1997) to December 31, 1997, there were no disagreements with Kish Leak & Associates, P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Kish Leake & Associates, P.C., would have caused Kish Leake & Associates, P.C. to make reference to the matter in their report.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following individuals presently serve as officers and directors of the Company. All of our current directors have served on the Board since our inception on June 30, 1997, except for LeRoy Landhuis, who has served on the Board since April 19, 2000.

Name                   Age      Position
----                   ---      --------
LeRoy Landhuis         45       Chairman of the Board of Directors and Chief
                                Executive Officer

Roger K. Burnett       30       President, Chief Financial Officer and Director

J. Fisher DeBerry      61       Executive Vice President and Director

Joseph F. DeBerry      29       Senior Vice President, Secretary, Treasurer
                                and Director

     Messrs. Burnett, Joseph DeBerry and J. Fisher DeBerry should be considered "founders" and "parents" (as such terms are defined by rule under the Securities Exchange Act of 1934, as amended), inasmuch as each has taken initiative in founding and organizing our business.

     All of the directors are currently serving a term of office until the next annual meeting of the shareholders and until their successors are duly elected and qualified, or until they resign or are removed. The officers serve at the will of the Board of Directors and pursuant to employment agreements (see below).

     The following represents a summary of the business history of each of the current directors for the last five years:

     LEROY  LANDHUIS.
     ----------------
     Mr. Landhuis is the president of The Landhuis Company, Inc., a privately held real estate investment company located in Colorado Springs, Colorado. Mr. Landhuis has held that position since 1982, and is responsible for that company's commercial and residential investment projects. Mr. Landhuis is also on the board of directors of several national profit and no-profit companies advising on economic development issues. From 1973 to 1977, Mr. Landhuis served in the U.S. Air Force.

     ROGER K. BURNETT.
     -----------------
     Mr. Burnett has been president of the Company since its inception in June 1997. Prior to that Mr. Burnett graduated from Stanford University, in Palo Alto, California, with a Bachelor of Arts in Business, where he was a two time Collegiate All-American at shortstop. From 1991 to 1995, Mr. Burnett was a member of the New York Yankees farm organization, playing short stop at the Single A and Double A level of that organization. From 1996 until inception of the Company, Mr. Burnett worked on researching and developing the concept and feasibility of the Company.

     In his position as President, Mr. Burnett is responsible for overseeing all of our activities and strategic planning for future development.

     J. FISHER DeBERRY.
     ------------------
     Fisher DeBerry has been the head football coach for the Air Force Academy in Colorado Springs for sixteen years. In that capacity, he oversees a staff of assistant coaches, and together with the athletic director and university president, is responsible for all decisions affecting the football team. Prior to his position as head football coach, Mr. DeBerry was an assistant from 1980 to 1983.

     JOSEPH F. DeBERRY.
     ------------------
     Mr. DeBerry has been senior vice president of the Company since its inception in June 1997. Prior to that Mr. DeBerry also played professional baseball from 1991 to 1995, as a member of the Cincinnati Reds and New York Yankees farm organizations. His most recent position was with the Kansas City Royals Double A farm organization, which he concluded early in 1997. During his two year assignment with the Yankees organization, Mr. DeBerry was responsible for establishing and overseeing weekly baseball camps with local area youths in Albany, New York. Mr. DeBerry attended college at Clemson University where he was twice named to the College All-American baseball team and participated in the 1991 College Baseball World Series. Prior to that, he was a stand-out athlete at Air Academy High School in Colorado Springs.

     Joseph  DeBerry  is  the  son  of  J.  Fisher  DeBerry.   No  other  family
relationships exist between any of the officers and directors.

COMPLIANCE WITH SECTION 16.

     The following table sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

Name of Reporting Person       Late      Late       Late
                               Form 3    Form 4     Form 5      Transactions
------------------------       ------    ------     -------     ------------
LeRoy Landhuis                   0         1          0              1
Roger K. Burnett                 0         2          0              2
Joseph F. DeBerry                0         2          0              2
J. Fisher DeBerry                0         1          0              1
Bill M. Conrad                   0         2          0              2


ITEM 10. EXECUTIVE COMPENSATION

     The following table presents a summary of the compensation paid to all executive officers of the Company during the last three fiscal years. No other executive officer received compensation of any kind. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

                           Summary Compensation Table


                                        Annual Compensation               Long-term Compensation
                                    ---------------------------------     -----------------------

                                                        Other Annual      Securities
Name and Position                    Year    Salary     Compensation      Underlying Options
------------------------------      -----   -------     ------------      -----------------------
LeRoy Landhuis                      2000    $19,750     $117,844(1)          -0(2)-
Chairman of the Board and
Chief Executive Officer

Roger K. Burnett                    2000     30,000        -0-
President and Chief Financial       1999     30,000                           200,000
Officer                             1998     30,000

Joseph F. DeBerry                   2000     30,000         -0-
Senior Vice President,              1999     30,000                           200,000
Secretary and Treasurer             1998     30,000

----------------------
     (1) Represents compensation for services pursuant to a Consulting Agreement which was paid in the form of 315,201 shares of common stock valued at $.373869 per share. For additional amounts deemed paid to the officer in the form of discounted securities, See Item 12. Certain Relationships and Related Transactions.

     (2) Excludes warrants for 1,036,000 shares of common stock. See Item 12. Certain Relationships and Related Transactions.
----------------------

Compensation Agreements
-----------------------

     Each of Messrs. Burnett and Joseph DeBerry presently serve pursuant to one year employment contracts effective September 1, 2000. Pursuant to those contracts, each individual is entitled to annual compensation in the amount of $30,000. Each individual is also entitled to participate in health insurance and other benefit plans maintained for the employees, and to be reimbursed for reasonable out-of-pocket expenses incurred on our behalf. The employment agreements may also be terminated by us for cause, or by the employee upon not less than sixty days advance written notice. These individuals are also entitled to participate in the Non-Qualifying Stock Option and Stock Grant Plan discussed below.

     We entered into a two year consulting agreement with Mr. Landhuis effective January 1, 2000. Mr. Landhuis provides consulting services to assist in our management including assisting with negotiations and making decisions regarding the production, distribution and marketing of our products. The agreement provides that Mr. Landhuis received compensation for the first year of $117,844, and compensation in the second year of $220,000, payable either in cash or in common stock valued at 75% of the average between the ask and bid price of the common stock at year end December 31, 2000, at our sole choice and discretion. Subsequent to year end 2000, 782,222 shares of common stock was issued to Mr. Landhuis as compensation for year two of the Consulting Agreement. In addition, Mr. Landhuis receives $30,000 annual salary for his services as an officer and director, effective April 19, 2000.

     Directors are not currently compensated, except as noted above for Mr. Landhuis, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf. We reserve the right to enter into compensation arrangements with the directors in the future.

     There were no stock options granted for services to the named executive officers in fiscal year 2000 and there were no stock options exercised by any of the named executive officers in fiscal year 2000.

     The following table is a summary of the value of the options granted to named executive officers as of fiscal year end 2000, based upon the latest average trading price of our stock.

                          Fiscal Year End Option Value

                        Number of Shares
                        Underlying Unexercised         Value of Unexercised
                        Options at FY-End              Options at FY-End
                        Exercisable                    Exercisable/Unexercisable

Roger K. Burnett        200,000                                 (1)$0
Joseph F. DeBerry       200,000                                 (1)$0


----------------------
     (1) Based upon the mean between the closing bid and asked prices of our common stock on March 27, 2000.
----------------------

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

     There is no taxable income to an optionee as a result of the grant of a Non-Qualified Stock Option unless the grant is at less than fair market value. However, an optionee incurs taxable income upon the exercise of a Non-Qualified Stock Option based on the difference between the fair value of the stock at the time of exercise and the exercise price. The Company is not entitled to a tax deduction upon the grant of a Non-Qualified Stock Option, but is entitled to a tax deduction upon exercise corresponding to the optionee's taxable income. In 2000, there were options to purchase 14,000 shares of Common Stock granted under the Plan with a weighted average exercise price of $1.50 per share. Options to purchase a total of 1,050,000 shares of Common Stock are currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 30, 2001, there were a total of 8,645,951 shares of Common Stock of the Company and 50,000 Series A Preferred Shares of the Company outstanding, the only classes of voting securities of the Company currently outstanding. The Common Stock and the Series A Preferred Shares vote together as a single class, and each share is entitled to one vote.

     The following tabulates holdings of Common Stock of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. There are no officers or directors who own Preferred Stock and no holders of Preferred Stock of the Company who own beneficially more than 5% of the voting securities outstanding. Information in the table includes options and warrants which were outstanding and exercisable within 60 days of year end 2000. Percentages include shares which can be issued to the named shareholder, but not any other shareholder. However, the table does not include up to 1,050,000 additional shares underlying our stock option plan.

     The shareholders listed below have sole voting and investment power. The address of each of the beneficial owners is 212 N. Wahsatch Ave., Suite 205, Colorado Springs, Colorado 80903, unless otherwise indicated. All ownership of securities is direct ownership unless otherwise indicated.

Name                            Number of Shares   Percent of Voting Securities
----------------------          ----------------   ----------------------------

Officers and Directors
----------------------

LeRoy Landhuis(1)               5,687,978                   58.75%

Roger K. Burnett(2)             854,618                      9.66%

Joseph F. DeBerry(2)            764,618                      8.64%

J. Fisher DeBerry(3)            825,000                      9.51%

All Officers and Directors
as a Group (4 persons)        7,349,992                     86.56%


5% Beneficial Owners
--------------------
Bill M. Conrad(4)               443,966                      5.13%
5525 Erindale Dr., Suite 200
Colorado Springs, Colorado 80918

----------------------
     (1) Includes warrants for 1,036,000 shares of Common Stock, exercisable immediately for an exercise price of $1.50 per share, and expiring on April 19, 2010.

     (2) Includes options for 200,000 shares of Common Stock, exercisable immediately for an exercise price of $1.50 per share, and expiring on June 30, 2007.

     (3) Includes options for 25,000 shares of Common Stock, exercisable immediately for an exercise price of $1.50 per share, and expiring on June 30, 2007.

     (4) Includes 5,625 shares held by MCM Capital Management, Inc. of which Mr. Conrad is an officer, director and principal shareholder.
----------------------

Change in Control
------------------

     Contemporaneously with the sale of 3,594,256 shares of common stock to LeRoy Landhuis in April 2000, a voting agreement was entered into whereby we agreed to effectuate a change in management. Mr. Landhuis was elected as Chairman of the Board of Directors and the remaining seats on the Board were occupied by Roger K. Burnett, Joseph F. DeBerry, and J. Fisher DeBerry. Mr.
Landhuis, Roger K. Burnett, Joseph F. DeBerry, and J. Fischer DeBerry have agreed to vote their shares to nominate, vote and maintain these individuals as members of the Board until April 19, 2002. We know of no other circumstances, including the pledge by anyone of securities, which may result in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Transactions with LeRoy Landhuis
--------------------------------

     Effective April 19, 2000, we issued 3,594,256 shares of Common Stock in a private placement to LeRoy Landhuis, Chairman, Chief Executive Officer and owner of greater than 5% of our common stock. The aggregate value from the private placement was $1,343,780, based upon the value of the stock as originally negotiated by the parties ($.37 per share), consisting of $1,000,000 in cash; payment of rent valued at $193,744 for our office facilities for a two year term; office equipment and improvements valued at $32,192; and consulting services valued at $117,844. Mr. Landhuis was a minority shareholder in the Company prior to the transaction.

     The Company was required to recognize additional compensation cost because the negotiated value per share of common stock was lower than its fair value. The Company recorded $405,583 of prepaid consulting fees, which are being amortized over a 20-month period beginning April 2000. During the year ended December 31, 2000, additional compensation expense of $278,084 has been recognized in the financial statements.

     As part of that transaction, a Warrant was granted to Mr. Landhuis granting him the right to acquire up to an additional 1,036,000 shares of Common Stock for the price of $1.50 per share, effective immediately and until April 19, 2010. Upon exercise of the Warrant, Mr. Landhuis's share ownership will represent 58.75% of the issued and outstanding voting stock.

     We agreed to prepare and file a Registration Statement to register the shares of common stock sold to Mr. Landhuis with the Securities Exchange
Commission no later than 180 days following the closing. Mr. Landhuis was to receive 12,500 shares of common stock per month until the Registration Statement was made effective. In March 2001, the Company and Mr. Landhuis agreed, primarily to save the Company the expense of registration, that the Registration Statement will be delayed until demand, not earlier than November 1, 2001. Under that agreement, the Company accrued 105,000 shares for Mr. Landhuis in 2000 and an additional 37,500 shares for Mr. Landhuis in 2001. These shares were issued to Mr. Landhuis in April 2001. No additional shares were required to be issued under the agreement.

     Also as a part of the transaction, we entered into a Consulting Agreement with Mr. Landhuis effective January 1, 2000, whereby he would provide consultation services to assist in our management. Pursuant to the two year term consulting agreement, Mr. Landhuis received compensation in year one of 315,201 shares of common stock valued at $117,844, and compensation in year two equal to

$220,000 payable either in cash or in common stock valued at 75% of the average between the ask and bid price of the common stock at year end December 31, 2000, at our sole choice and discretion. Subsequent to year end 2000, 782,222 shares of common stock was issued to Mr. Landhuis as compensation for year two of the consulting agreement.

     The Company entered into an agreement with Mr. Landhuis, effective August 18, 2000 whereby the Company would indemnify Mr. Landhuis for any tax liabilities Mr. Landhuis incurs for income in excess of the amounts agreed upon in his prior agreements with the Company.

     We also lease our principal office space from The Landhuis Company, a company controlled by Mr. Landhuis. The lease has a three year term effective February 1, 2000 for the monthly rent of $7,750 per month. Rent valued at $193,744 for the first two years were paid by the issuance of stock under the Subscription Agreement in April 2000.

     These transactions with Mr. Landhuis were unanimously approved by the Board of Directors as it then existed.

     During 2000, Mr. Landhuis made a short term loan to the Company in the amount of $65,685 for payroll, accounts payable, merchandise and travel expenses. The loan was repaid prior to year end with interest in the amount of $1,585.

     Also during 2000, $16,065 was paid to the Landhuis Brokerage and Management Co. for consulting services and office support services provided to the Company. The Landhuis Brokerage and Management Co. was also reimbursed $7,505 for travel expenses incurred on behalf of the Company.

     Finally, during 2000, $30,000 was reimbursed to Mr. Landhuis for legal fees incurred regarding Mr. Landhuis's acquisition of stock in the Company and other related transactions.


Miscellaneous Transactions
--------------------------

     In 1999, we had an Administrative Services Agreement with MCM Capital Management, Inc. of Colorado Springs. Under the agreement MCM had assisted us with our bookkeeping, secretarial, and administrative needs, provided storage and warehouse space on an as-needed basis for a period of one year at a rate of $2,500 per month. During the year ended December 31, 1999, $30,000 was paid to MCM under this agreement. Mr. Conrad, a 5% beneficial owner of the Company, is also an officer, director and principal shareholder of MCM Capital Management, Inc.

     In 1999 our offices were located in space that was subleased from MCM for the monthly rental of $2000. This rent was in addition to the fees paid for services under the Administrative Services Agreement above. During 1999, we paid MCM $24,000 under the sublease arrangement.

         Both these transactions were approved by a majority of the disinterested directors. The Board of Directors was of the opinion that each of these transactions were no less favorable than could have been obtained from an unaffiliated third party.

                                     PART IV

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

     (a)  Exhibits.

          Except as otherwise indicated, each of the following documents were included as exhibits to the Company's Registration Statement on Form 10-SB filed under the Securities Act of 1934, File No. 0-24829 and are incorporated herein by this reference.

     Exhibit
       No.
     -------
      2          Not applicable.

      3.1        Articles of Incorporation of the Company as filed June
                 30, 1997 with the Secretary of State of the State of Colorado.

      3.2 Articles of Amendment of the Articles of Incorporation of the Company as filed April, 15, 1998 with the Secretary of State of the State of Colorado.

      3.3 *Articles of Amendment of the Articles of Incorporation of the Company as filed August 23, 2000 with the Secretary of State of the State of Colorado.

      3.4        Bylaws of the Company.

      4.1 Form of Certificate for Common Shares, $.0001 par value per share.

      9          Not applicable.

      10.1 Employment Agreement, by and between the Company and Roger K. Burnett, dated August 5, 1997

      10.2 Employment Agreement, by and between the Company and Joseph F. DeBerry, dated August 5, 1997

      10.3 Non-Qualified Stock Option and Stock Grant Plan, dated July 1, 1998

      10.4       Stock Option Agreement

      10.5       Lease Agreement, dated January 21, 2000 (1)

      10.6 Subscription Agreement, by and between the Company and LeRoy Landhuis, dated April 19, 2000(2)

      10.7 *Consulting Agreement, by and between the Company and LeRoy Landhuis, dated January 1, 2000

      10.8 *Agreement, by and between the Company and LeRoy Landhuis, dated August 18, 2000

      11         Not applicable.

      13         Not applicable.

      16         Letter of Change in Certifying Accountant(3)

      18         Not applicable.

      21         Not applicable.

      22         Not applicable.

      23         Not applicable.

      24         Not applicable.

      27         Not applicable.

      99         Not applicable.

---------------------------

* filed herewith

(1) included as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference

(2) included as an exhibit to our Current Report on Form 8-K, dated April 19, 2000, and incorporated herein by this reference

(3) included as an exhibit to our Current Report on Form 8-K, dated January 4, 2000, and incorporated herein by this reference

          (b)  Reports on Form 8-K

               The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

          (c)  Financial Statements and Schedules.

               The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this Report.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado on the 13th day of April, 2001.


                                       FTS APPAREL, INC.


                                       By:  /s/ Roger K. Burnett
                                          --------------------------------------
                                             Roger K. Burnett, President

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                      Title                             Date
---------------------  --------------------------------------    ---------

/s/ LeRoy Landhuis     Chairman of the Board of Director        April 16, 2001
---------------------  and Chief Executive Officer              ---------------
LeRoy Landhuis



/s/ Roger K. Burnett   President, Chief Financial Officer and    April 13, 2001
---------------------  Director                                  ---------------
Roger K. Burnett



/s/ J. Fisher DeBerry  Executive Vice President and Director     April 13, 2001
---------------------                                            ---------------
J. Fisher DeBerry


/s/ Joseph F. DeBerry  Senior Vice President, Secretary,         April 13, 2001
---------------------  Treasurer and Director                    ---------------
Joseph F. DeBerry

                               FTS Apparel, Inc.
                          As of and for the Years Ended
                           December 31, 2000 and 1999

                                FTS Apparel, Inc.
                                Table of Contents

                                                                         Page

Report of Independent Auditors                                            F-1

Balance Sheet as of December 31, 2000                                     F-2

Statements of Operations for the Two Years Ended December 31, 2000        F-3

Statement of Changes in Stockholders' Equity
  for the Period From January 1, 1999 to December 31, 2000                F-4

Statements of Cash Flows for the Two Years Ended December 31, 2000        F-5

Notes to Financial Statements                                             F-6

((LETTERHEAD))

((LOGO))

STARK TINTER & ASSOCIATES, LLC
--------------------------------------------------------------------------------
                                                    Certified Public Accountants
                                                           Financial Consultants

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
FTS Apparel, Inc.

We have audited the accompanying balance sheet of FTS Apparel, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FTS Apparel, Inc. as of December 31, 2000, and the results of its operations, and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting princples generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Tinter & Associates, LLC
----------------------------------
Stark Tinter & Associates, LLC
Denver, Colorado
March 13, 2001




          7535 East Hampden Avenue, Suite 109 - Denver, Colorado 80231
                        (303) 694-6700 Fax (303) 694-6761

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                               December 31, 2000

                                     ASSETS

CURRENT ASSETS
      Cash                                                          $   327,425
      Accounts receivable                                                89,165
      Inventory                                                         288,697
      Prepaid expenses                                                  304,573
                                                                    -----------

                 Total current assets                                 1,009,860
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                              55,166
                                                                    -----------

OTHER ASSETS
      Deposits                                                           11,782
                                                                    -----------

                                                                    $ 1,076,808
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $    42,685
      Accrued expenses                                                   28,012
      Preferred dividends payable                                         1,411
      Deferred income - trade agreements                                  3,758
                                                                    -----------

                 Total current liabilities                               75,866
                                                                    -----------

STOCKHOLDERS' EQUITY
      10% Convertible preferred stock, Series A,
        $0.01 par value, 150,000 shares
        authorized, 50,000 shares issued
        and outstanding                                                  50,000
      Preferred stock, $0.01 par value, 4,850,000
        undesignated shares authorized, none issued
        or outstanding                                                        -
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 7,721,229 shares issued
        and outstanding                                                   7,721
      Additional paid in capital                                      4,028,715
      Accumulated deficit                                            (3,085,494)
                                                                    -----------

                                                                      1,000,942
                                                                    -----------

                                                                    $ 1,076,808
                                                                    ===========

   The Notes to Financial Statements are an integral part of these statements


                          FTS APPAREL, INC.
                       STATEMENTS OF OPERATIONS



                                                             YEAR ENDED       YEAR ENDED
                                                            DECEMBER 31,     DECEMBER 31,
                                                               2000              1999
                                                           --------------  ---------------

 REVENUES
      Sales of merchandise                                 $   1,327,508   $      190,177
      Advertising/promotion income                                 6,860           17,500
      Trade agreements                                            25,960           81,503
                                                           --------------  ---------------

                                                               1,360,328          289,180

 COST OF GOODS SOLD                                            1,043,416           89,905
                                                           --------------  ---------------

 GROSS PROFIT                                                    316,912          199,275

 GENERAL AND ADMINISTRATIVE EXPENSES                           1,643,771        1,712,516
                                                           --------------  ---------------

 (LOSS) FROM OPERATIONS                                       (1,326,859)      (1,513,241)
                                                           --------------  ---------------

OTHER INCOME (EXPENSE)
     Interest income                                              11,179            6,418
     Interest expense                                            (12,750)          (4,763)
                                                           --------------  ---------------

                                                                  (1,571)           1,655
                                                           --------------  ---------------

NET (LOSS)                                                    (1,328,430)      (1,511,586)

PREFERRED DIVIDENDS                                               (1,411)          (5,000)
                                                           --------------  ---------------

NET (LOSS) APPLICABLE TO COMMON STOCK                      $  (1,329,841)  $   (1,516,586)
                                                           =============   ===============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)        6,807,656        3,693,774
                                                           =============   ===============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)            $       (0.20)  $        (0.41)
                                                           =============   ===============


   The Notes to Financial Statements are an integral part of these statements

            FTS APPAREL, INC.
    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       YEARS ENDED DECEMBER 31, 1999 AND 2000



                                     Number of    Number of                          Additional                        Total
                                     Preferred     Common       Preferred  Common      Paid-in      Accumulated      Shareholders'
                                      Shares       Shares        Stock      Stock      Capital        Deficit         Equity
                                    ----------   ------------  ---------  ---------  ------------  --------------   ----------


Balance, December 31, 1998           50,000      3,136,261     $ 50,000   $  3,136   $   286,197   $    (239,067)   $  100,266

  Stock issued for employment
    contract                              -         80,000            -         80        79,920               -        80,000

  Stock issued for trade agreements       -          6,000            -          6        10,489               -        10,495

  Stock issued for services               -        383,022            -        384       555,536               -       555,920

  Stock issued for cash, net of
     offering costs of $5,222             -        239,518            -        240       353,815               -       354,055

  Stock warrants exercised                -         94,921            -         94       142,285               -       142,379

  Preferred dividends declared            -              -            -          -             -          (5,000)       (5,000)

  Stock option grants                     -              -            -          -       606,390               -       606,390

  Net (loss) for the year ended           -              -            -          -             -      (1,511,586)   (1,511,586)
    December 31, 1999               ----------  -------------  ---------  ---------  ------------  --------------   ----------

Balance, December 31, 1999           50,000      3,939,722       50,000      3,940     2,034,632      (1,755,653)      332,919
                                    ----------  -------------  ---------  ---------  ------------  --------------   ----------

  Stock issued for services
    and fixed assets                      -      1,106,773            -      1,106       996,758               -       997,864

  Stock issued for cash                   -      2,674,734            -      2,675       997,325               -     1,000,000

  Preferred dividends declared            -              -            -          -             -          (1,411)       (1,411)

  Net (loss) for the year ended
    December 31, 2000                     -              -            -          -             -      (1,328,430)   (1,328,430)
                                    ----------  -------------  ---------  ---------  ------------  --------------   ----------

Balance, December 31, 2000           50,000      7,721,229     $ 50,000   $  7,721   $ 4,028,715   $  (3,085,494)   $1,000,942
                                    ==========  =============  =========  =========  ============  ==============   ==========


   The Notes to Financial Statements are an integral part of these statements


                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS



                                                                    YEAR ENDED             YEAR ENDED
                                                                   DECEMBER 31,           DECEMBER 31,
                                                                       2000                   1999
                                                                -------------------    -------------------

OPERATING ACTIVITIES
         Net (loss)                                                $(1,328,430)           $(1,511,586)
         Adjustments to reconcile net (loss) to net cash
             (used in) operating activities:
                 Amortization and depreciation                          11,695                  6,779
                 Stock issued or subscribed for services,
                    contracts, and trade agreements                    249,501                646,415
                 Amortization of non-cash prepaid
                    expenses                                           481,178                      -
                 Stock option compensation costs                             -                606,390
         Changes in:
             Accounts receivable                                        (6,716)               (72,146)
             Inventory                                                (126,917)              (153,206)
             Prepaid expenses                                          128,928               (197,045)
             Deposits                                                   (8,665)                (3,067)
             Accounts payable                                          (22,470)                48,095
             Accrued expenses                                           22,686                  2,826
             Deferred income - trade agreements                        (21,520)                21,520
                                                                   -----------            -----------
                 Net cash (used in) operating activities              (620,730)              (605,025)
                                                                   -----------            -----------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                       (10,532)               (25,849)
                                                                   -----------            -----------
                 Net cash (used in) investing activities               (10,532)               (25,849)
                                                                   -----------            -----------

FINANCING ACTIVITIES
     Common stock issued, net of offering costs                      1,000,000                496,434
     Proceeds from note payable                                        724,558                      -
     Proceeds from officer loan                                         65,685                      -
     Proceeds from note payable - related party                              -                 42,000
     Payments on note payable                                         (724,558)                     -
     Payments on officer loan                                          (65,685)                     -
     Payments on note payable - related party                          (42,000)                     -
     Preferred dividends paid                                           (5,000)                (3,589)
                                                                   -----------            -----------
                 Net cash provided by financing activities             953,000                534,845
                                                                   -----------            -----------

                          Net increase (decrease) in cash              321,738                (96,029)

CASH AT BEGINNING OF YEAR                                                5,687                101,716
                                                                   -----------            -----------

CASH AT END OF YEAR                                                $   327,425            $     5,687
                                                                   ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                  $    12,750            $     4,763
                                                                   ===========            ===========
         Income taxes                                              $         -            $         -
                                                                   ===========            ===========



SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING
ACTIVITIES

During the year ended December 31, 2000, the Company issued 469,597 shares of common stock for the following assets:

     Prepaid rent                                                  $   193,744
     Prepaid consulting                                                522,427
     Property and equipment                                             32,192
                                                                   -----------
                                                                   $   748,363
                                                                   ===========


   The Notes to Financial Statements are an integral part of these statements

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

FTS Apparel, Inc. (the Company) was incorporated under the laws of the State of Colorado. The Company's primary purpose is the development, marketing, and distribution of clothing apparel bearing the FTS (Flip the Switch) insignia.

The Company was in the development stage from its inception on June 30, 1997 through December 31, 1999. The Company commenced operations on January 1, 2000. Prior to August 23, 2000, the Company was known under the name Full Tilt Sports, Inc.

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

Inventory

Inventories are stated at the lower of cost or market using the average cost method.

Property and Equipment

Property and equipment is stated at cost and is being depreciated using the straight-line method over the asset's estimated economic life, ranging from 3 to 10 years.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, the receivable or payable is due on demand, and their carrying amounts approximate fair value.

Impairment Of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2000, management does not believe there is any impairment of the carrying amounts of assets.

Revenue Recognition

Sales are recognized upon shipment of clothing apparel. Revenues are reported net of sales returns and allowances.

Advertising Costs

Advertising is expensed as incurred. Advertising costs expensed during years ended December 31, 2000 and 1999 were $138,312 and $416,799, respectively. Prepaid advertising costs, in the form of endorsement contracts, reported as prepaid expenses at December 31, 2000 and 1999 were $36,493 and $153,773, respectively.

Net Loss Per Common Share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income
(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not engaged in any hedging activities for the years ended December 31, 2000 and 1999.

During December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB No. 101) which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB No. 101. As a result, SAB No. 101 will not be effective for the Company until the quarter ending September 30, 2001. The Company does not anticipate that SAB No. 101 will impact the Company's revenue recognition policies.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial recurring losses, aggregating $1,328,430 in 2000 and $1,511,586 in 1999.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations. Additionally, the Company may need to secure debt or equity financing to maintain adequate working capital due to the seasonality of the apparel industry.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 - Property and Equipment

The following is a summary of property and equipment as of December 31, 2000:

         Furniture and fixtures                                 $44,103
         Leasehold improvements                                  20,177
         Computer equipment                                       6,255
         Other                                                    4,044
                                                                  -----
                                                                 74,579
         Less accumulated depreciation                          (19,413)
                                                                --------
         Net property and equipment                             $55,166
                                                                =======

Depreciation expense for the years ended December 31, 2000 and 1999 was $9,851 and $5,544, respectively.

Note 4 - Equity

The Company has authorized 30,000,000 shares of stock, of which 25,000,000 shares are $.001 par value common stock and 5,000,000 shares are $.01 par value preferred stock. The Board of Directors is authorized to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of those shares.

In April 1998 the Company authorized the issuance of 150,000 shares of Series A Voting Convertible Cumulative Preferred Stock for $1 per share. The Series A Convertible Preferred Stock paid senior preferential fixed dividends at the rate of 10% per annum until April 2000. From May 2000 through April 2003, the dividend is calculated at 3.75% of the "net profits" of the Corporation and payable annually on or before 90 days from the closing of the Corporation's fiscal year. Each share of Series A Convertible Preferred Stock is convertible into one common stock share at the option of the holder. The Series A Convertible Preferred Stock automatically converts to common stock in April 2003. Preferred dividends aggregated $1,411 in 2000 and $5,000 in 1999.

During January 1999 the Company issued 80,000 shares of common stock valued at $80,000 ($1.00 per share) pursuant to an employment contract entered into by the company. The value ascribed to the common stock corresponds with the fair market value of the common shares on the date the Company agreed to issue the shares.

During the year ended December 31, 1999, the Company sold 239,518 shares of common stock for cash aggregating $359,277 ($1.50 per share). After offering costs of $5,222, the Company netted $354,055

During the year ended December 31, 1999, the Company issued 383,022 shares of common stock for services valued at $555,920 ($1.00 per share to $3.81 per share). The values ascribed to the common stock corresponded with the fair market value of the common shares on the respective dates the Company agreed to issue the shares.

During the year ended December 31, 1999, the Company issued 6,000 shares of common stock pursuant to a trade agreement valued at $10,495 ($1.12 per share to $2.75 per share). The values ascribed to the common stock corresponded with the fair market value of the common shares on the respective dates the Company agreed to issue the shares.

During the year ended December 31, 1999 the Company issued 94,921 shares of common stock for cash aggregating $142,379 pursuant to the exercise of common stock purchase warrants.

During the year ended December 31, 1999, stock options with a fair market value of $606,390 were exercised.

At December 31, 1999 Preferred Dividends of $5,000 were declared.

During the year ended December 31, 2000 the Company issued 1,106,773 shares of common stock for services and assets valued at $997,864 ($.25 to $1.38 per share). The values ascribed to the common stock corresponded with the fair market value of the common shares on the respective dates the Company agreed to issue the shares.

During the year ended December 31, 2000 the Company sold 2,674,734 shares of common stock for cash of $1,000,000. The shares were valued at a discount to the fair market value as quoted on the OTC Bulletin Board. A discount of 30% was applied to account for the shares being restricted per Rule 144 of the Securities Act of 1933.

At December 31, 2000 Preferred Dividends of $1,411 were declared.

Note 5 - Stock Options

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the "Plan"), which began in July 1997. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years.

The effect of applying SFAS No. 123 on pro forma net loss as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net (loss) would have been $1,340,040, or $.19 per share, for 2000 and $2,353,442, or $.64 per share, for 1999. The fair values of the options granted during 2000 and 1999 are estimated at $1.08 and $1.39, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 105% (106% in 1999), a risk-free interest rate of 6.00% (5.4% for 1999), and expected lives of 10 years from date of vesting.

Changes in options outstanding under the plan are summarized as follows:

                                          Weighted    Weighted
                                          Average     Average
                                          Exercise    Fair Value
                              Shares       Price      of Options
                            ---------    ----------   ----------
Granted in 1999             1,036,000     $   1.50    $   1.39
Granted in 2000                14,000     $   1.50    $   1.08
                            ---------    ----------   ----------
Balance December 31, 2000   1,050,000     $   1.50    $   1.39
                            =========    ==========   ==========

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The following table summarizes information about fixed-price stock options at December 31, 2000:

                       Outstanding                       Exercisable
                       --------------------------     -------------------------
                       Weighted-        Weighted-                    Weighted-
                        Average          Average                     Average
Exercise   Number      Contractual      Exercise      Number         Exercise
Prices   Outstanding     Life            Price        Exercisable     Price

$1.50      1,050,000    8.4 years        $1.50          1,050,000      $1.50


Note 6 - Stock Warrants

The following details the warrants outstanding as of December 31, 2000:

                                             Underlying        Exercise
                                              Shares            Price
Warrant issued during 2000                   1,036,000          $1.50

The warrant was issued to the Chief Executive Officer of the Company. The Warrant expires on April 19, 2010. At December 31, 2000 the Company had reserved 1,036,000 shares of common stock for stock warrants.

Note 7 - Income Taxes

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

The net deferred tax assets as of December 31, 2000, in the accompanying balance sheet includes the following components:

                  Deferred tax asset                               $796,000
                  Less valuation allowance                         (796,000)
                                                                  ----------
                                                                  $      -
                                                                  ==========

The net change in valuation allowance for the year ended December 31, 2000 was $567,000.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:
                                                     Temporary            Tax
                                                     Difference          Effect

Net operating loss carryforward:                     $2,042,000         $796,000
                                                     ==========         ========

The net operating loss carry forward will expire through 2020.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss. The net operating loss negates any provision for income taxes.

Note 8 - Commitments

The Company has an irrevocable letter of credit with a financial institution for $48,488. As of December 31, 2000 the Company had not drawn on the letter of credit.

Note 9 - Concentrations of Credit Risk

The Company maintains cash balances in money market accounts that are not insured. The balance of uninsured funds at December 31, 2000 was $220,176.

During 2000, the Company sold approximately $1,092,000 of merchandise to one customer. The accounts receivable from this customer as of December 31, 2000 was $22,936.

Note 10 - Related Party Transactions

On April 19, 2000, the Company issued 3,594,256 shares of common stock and a stock warrant (Note 6) in exchange for cash, fixed assets, office rent and consulting services. The agreement also requires the Company to file a Registration Statement for the shares issued and to issue 12,500 shares of common stock per month until the filing of the Registration Statement. Subsequent to the year ended December 31, 2000 the parties agreed to delay the filing of the Registration Statement until at least November 1, 2001 and that the total shares issued would be 142,500 shares. As of December 31, 2000,
105,000 shares of common stock related to the agreement regarding the Registration Statement are due to this individual.

During 2000 an officer of the Company provided a short-term operating loan for $65,685. The note was repaid, with interest of $1,585, during 2000.

The Company entered into promissory note agreements for $22,000 with two members of the board of directors. The principal, plus interest of $2,850, was paid during 2000.

In 1999 the Company had an administrative service agreement with a company owned by directors of the Company for $2,500 per month for a twelve-year period beginning January 1, 1999. The total amount paid during 1999 was $30,000. The contract was voided during 2000.

Note 11 - Subsequent Event

During January 2001, the Company issued 782,222 shares of common stock related to consulting services to be provided by the Chief Executive Officer. The value of the consulting services is stipulated to be $220,000. Per the consulting agreement, the shares were valued at 75% of the average bid and ask price of the common stock on December 31, 2000.