Form 10QSB
period 2001-03-31
FTS APPAREL INC
filed 2001-05-21
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-24829

                                FTS APPAREL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                      84-1416864
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   212 North Wahsatch, Suite 205, Colorado Springs, CO                80903
   ---------------------------------------------------             ----------
       (Address of principal executive office)                     (Zip Code)

                                 (719) 630-0980
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X      No
                                       ---       ---

The number of shares outstanding of each of Issuer's classes of common equity as of May 18, 2001 is set forth below:

     Common Stock, par value $.001                       8,645,951
     -----------------------------              ----------------------------
              Title of Class                          Number of Shares


Transitional Small Business Disclosure Format   yes       no X
                                                   ---      ---

                                     Part I

Item 1.    Financial Statements

           Balance Sheet as of March 31, 2001 (unaudited)               1

           Statements of Operations for the Three
             Months Ended March 31, 2001 and 2000 (unaudited)           2

           Statements of Cash Flows for the Three Months
             Ended March 31, 2001 and 2000 (unaudited)                  3

           Notes to Financial Statements (unaudited)                    4

Item 2.    Management's Discussion and Analysis or Plan of Operation    5


                                     Part II


Item 6.    Exhibits and Reports on Form 8-K                             8

           Signatures                                                   9

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

  ASSETS

CURRENT ASSETS
      Cash                                                          $    71,498
      Accounts receivable                                               124,702
      Inventory                                                         205,434
      Prepaid expenses                                                  439,364
                                                                    -----------
                 Total current assets                                   840,998
                                                                    -----------
PROPERTY AND EQUIPMENT, net                                              48,181
                                                                    -----------

OTHER ASSETS
      Deposits                                                           10,533
                                                                    -----------
                                                                    $   899,712
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $    58,523
      Accrued expenses                                                   29,459
      Deferred income - trade agreements                                    328
                                                                    -----------
                 Total current liabilities                               88,310
                                                                    -----------


STOCKHOLDERS' EQUITY
      10% Convertible preferred stock, Series A,
        $0.01 par value, 150,000 shares
        authorized, 50,000 shares issued
        and outstanding                                                  50,000
      Preferred stock, $0.01 par value, 4,850,000
        undesignated shares authorized                                        -
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 8,503,451 shares issued
        and outstanding                                                   8,503
      Additional paid in capital                                      4,254,605
      Accumulated deficit                                            (3,501,706)
                                                                    -----------
                 Total stockholders' equity                             811,402
                                                                    -----------
                                                                    $   899,712
                                                                    ===========

   The Notes to Financial Statements are an integral part of these statements.


                              FTS APPAREL, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 2001    MARCH 31, 2000
                                                              --------------    --------------

 REVENUES
      Sales of merchandise                                     $    118,043     $           58
      Trade agreements                                                3,430             11,230
                                                               -------------    ---------------

                                                                    121,473             11,288
                                                               -------------    ---------------

 COST OF GOODS SOLD                                                  93,915              1,914
                                                               -------------    ---------------

 GROSS PROFIT                                                        27,558              9,374
                                                               -------------    ---------------

 GENERAL AND ADMINISTRATIVE EXPENSES                                365,880            254,924
                                                               -------------    ---------------

 (LOSS) FROM OPERATIONS                                            (338,322)          (245,550)
                                                               -------------    ---------------

OTHER INCOME (EXPENSE)
     Interest income                                                  2,323                 15
     Interest expense                                                  (213)            (2,205)
     Loss on write-down of inventory                                (80,000)                 -
                                                               -------------    ---------------

                                                                    (77,890)            (2,190)
                                                               -------------    ---------------

NET (LOSS)                                                     $   (416,212)    $     (247,740)
                                                               =============    ===============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)           8,503,451          4,042,674
                                                               =============    ===============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)                $      (0.05)    $        (0.06)
                                                               =============    ===============


   The Notes to Financial Statements are an integral part of these statements.


                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS           THREE MONTHS
                                                                  ENDED                  ENDED
                                                             MARCH 31, 2001         MARCH 31, 2000
                                                             --------------         --------------

OPERATING ACTIVITIES
         Net cash flow (used in) operating activities          $(253,354)             $ (13,416)
                                                               ---------              ---------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                  (1,162)                (1,176)
                                                               ---------              ---------
         Net cash (used in) investing activities                  (1,162)                (1,176)
                                                               ---------              ---------

FINANCING ACTIVITIES
     Proceeds from note payable                                        -                 78,393
     Repayment of notes payable                                        -                (64,995)
     Preferred dividends paid                                     (1,411)                     -
                                                               ---------              ---------
         Net cash provided by (used in) financing activities      (1,411)                13,398
                                                               ---------              ---------

         Net (decrease) in cash                                 (255,927)                (1,194)

CASH AT BEGINNING OF PERIOD                                      327,425                  5,687
                                                               ---------              ---------

CASH AT END OF PERIOD                                          $  71,498              $   4,493
                                                               =========              =========


   The Notes to Financial Statements are an integral part of these statements.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any other quarter or the full year. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2000 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

(2)  Earnings Per Share

The Company calculates net (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

(3)  Inventory

Inventories are stated at the lower of cost or market using the weighted average method.

Subsequent to March 31, 2001, the Company entered into an agreement with a liquidator to purchase a portion of the Company's inventory. The agreed upon purchase price is below the cost of the merchandise. The Company has recorded a loss on inventory write-down of $80,000 to reflect the purchase price of the inventory.

(4)  Equity

During January 2001, the Company issued 782,222 shares of common stock related to consulting services to be provided by the Chief Executive Officer. The value of the consulting services is stipulated to be $220,000. Per the consulting agreement, the shares were valued at 75% of the average bid and ask price of the common stock on December 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis covers material changes in the financial condition of FTS Apparel, Inc. (the "Company" or "us") since year end December 31, 2000 and a comparison of the results of operations for the three months ended March 31, 2001 to the same period in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2000.

Results of Operations

     For the three months ended March 31, 2001, we realized a net loss of $416,212, or $.05 per share, on revenue of $121,473. While our revenue increased 976% from the first quarter revenue of 2000, it decreased from the pace which we established during the entire 2000 fiscal year, when revenue averaged approximately $340,000 per quarter. We hope to make up some or all of this shortfall during the balance of the year, as our sales are typically stronger in the third quarter of the year. Retail sales of apparel are generally stronger in the third quarter of the year, when purchasers are preparing for back-to-school needs and other clothing requirements. However, there is no assurance that we will be successful in that effort, especially in view of the fact that a substantial part of our 2000 sales were made to a single customer and we are unsure whether those sales will be repeated in the current year.

     While our revenue during the first quarter of 2001 increased substantially from the comparable period of 2000, we believe that our sales were negatively affected by several factors. First, retail sales were down industry-wide due to the state of the U.S. economy. Consumers have been spending less, causing retailers to be more conservative in their ordering. Second, the first quarter is generally the least productive for the retail sector, especially apparel, as consumers recover from holiday spending and save for income tax payments. Finally, we are still seeking to establish and expand our niche in the apparel industry, where competition is intense. For all of these reasons, we are continually striving to expand our marketing efforts and run our business more efficiently.

     As has been the case since our inception, our gross profit has been insufficient to cover general and administrative expenses. Our profit margin for the first quarter of 2001 was approximately 23%, consistent with our experience during all of 2000. However, that profit margin was substantially less than the first quarter of 2000, when we achieved a margin of 83%. We believe that the first quarter of 2000 was an anomaly, due to a different product mix than we now offer and our more sophisticated means of tracking expenses at present.
None-the-less, we expect to continue to incur losses until such time as our sales are sufficient to cover costs of goods sold as well as general and administrative expenses.

     In an effort to reduce our overhead, we have been exploring opportunities to reduce our staff and outsource some of our functions. We have had discussions with one or more entities to transfer some internal functions such as design, sourcing of materials and shipping. These items are significant portions of our costs and expenses, and we are trying to be more efficient in utilizing our resources, especially while we attempt to expand our sales.

     General and administrative expenses for the three months ended March 31, 2001 were $365,880, an increase of $110,956, or 44%,from the comparable period of 2000. While certain expenses such as advertising, consulting and professional fees decreased in the first quarter of 2001 compared to the first quarter of 2000, other expenses such as salaries increased. The increase in salaries is primarily attributable to the additional staff which has been hired to support the increase in sales. We also incurred a special charge during the first quarter of 2001 relating to a write-down of inventory in connection with our efforts to liquidate that merchandise. We do not expect that this charge will be repeated in the future.

     Management believes that the Company's products are continuing to gain marketplace acceptance. However, the industry is extremely competitive, and the Company is a new entrant into that industry. Management also believes that the Company suffers from a small marketing budget, compounding the difficulties of competing in the apparel industry. However, we remain optimistic that with continued perseverance and creativity, we can succeed in gaining new customers and expanding our sales.

Liquidity and Capital Resources

     Our financial position declined during the first quarter of 2001 compared to our position at December 31, 2000. Working capital at March 31, 2001 decreased $181,306, or 19%, from year end December 31, 2000. A decrease in cash of $255,927 made up most of that decrease. Accounts receivable increased in the approximate amount of $35,000 due to sales made in the first quarter of the year. Inventory decreased approximately $83,000, as merchandise stock was sold to customers and not replentished. The Company follows a policy of only adding to invertory when orders are received in an effort to conserve working capital. The other component of working capital, current liabilities, decreased from year end, as we made payments to vendors and did not incur as many new obligations.

     Despite the decline in working capital in the first quarter, however, our current ratio remained strong at 9.5. However, we believe that we are still dependent upon receipt of capital from outside sources to become profitable and continue as a going concern.

     Our operations used $253,354 of cash during the first quarter of 2001. This cash was spent primarily on payment of general and administrative expenses. Cash spent on production of merchandise was relatively minor, as our sales were not significant. As discussed above, we are exploring options to outsource a portion of our staff functions in an effort to reduce negative cash flow and conserve available working capital.

     Subsequent to the end of the quarter, we entered into an agreement to liquidate a portion of our inventory. While we took a write-down of $80,000 on that transaction, it will provide us with additional liquidity to run our operations in the future. Based upon the cash and working capital existing at March 31, 2001, as well as current commitments, management believes that the Company has sufficient working capital to meet its cash requirements until the end of this year. However, the Company will require additional cash in 2002 to continue its operations. It is anticipated that this capital will be sought in the form of private debt or equity financing.

     During the first quarter of 2001, we issued 782,222 shares of our common stock in a non-cash transaction with our Chairman and principal shareholder. The shares were issued in connection with a consulting agreement which required us to compensate the individual at the rate of $220,000 for services rendered during the year, which compensation could be paid in cash or common stock at our option. Due to our working capital position, we determined to issue the stock. Compensation expense in the amount of $220,000 will be expensed over the life of the contract. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof, as the recipient was afforded the information which would be contained in a registration statement. The certificate representing the shares was issued with the restrictive legend required by Rule 144 of the Act. No underwriter was involved in the transaction, and no commissions were paid in connection with the issuance of the shares.

Cautionary Note Regarding Forward-Looking Statements

     In connection  with the safe harbor  provisions  of the Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Factors that could cause actual results to differ materially include, among others set forth in the Company's Annual Report on Form 10-KSB, the following: acceptability of the Company's products in the retail market place, general economic conditions, receipt of sufficient working capital and the overall state of the retail clothing industry. Most of these factors are outside the control of the Company. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

                           Part II: Other Information


Item 1:  Legal Proceedings
       None

Item 2:  Changes in Securities

       During the period covered by this report, the Company issued a total of 782,222 shares of its common stock in a single transaction that was not registered under the Securities Act of 1933. Effective January 5, 2001, the Company issued those shares to its Chairman for compensation pursuant to the terms of consulting agreement between such individual and the Company. The shares were issued at a price of $0.28125 per share, for a total of $220,000 based upon the trading price of the Company's common stock at December 31, 2000.

       The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act, as the recipient was privy to the same type of information which would have been included in a registration statement. Due to his financial position and sophistication, the individual was able to fend for himself in the transaction. No underwriter was involved in this transaction, and the Company did not pay any commissions.

Item 3:  Defaults Upon Senior Securities
       None

Item 4:  Submission of Matters to a Vote of Security Holders
       None

Item 5:  Other information
       None

Item 6:  Exhibits and Reports on Form 8-K
       A.  Exhibits.
           None.

       B.  Reports on Form 8-K
           The Company did not file any reports on Form 8-K during the first quarter covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FTS APPAREL, INC.


Date:  May 18, 2001          By: /s/ Roger K. Burnett
                                 -----------------------------
                                 Roger K. Burnett, President
                                 (Principal Financial Officer)