Form 10QSB
period 2001-06-30
FTS APPAREL INC
filed 2001-08-14
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                FTS Apparel, Inc.

                                      Index


                                     Part I

Item 1.    Financial Statements

           Balance Sheet as of June 30, 2001 (unaudited)                 1

           Statements of Operations for the Three and
           Six Months Ended June 30, 2001 and 2000 (unaudited)           2

           Statements of Cash Flows for the Six Months Ended
           June 30, 2001 and 2000 (unaudited)                            3

           Notes to Financial Statements (unaudited)                     4

Item 2.    Management's Discussion and Analysis or Plan of Operation     5



                                     Part II


Item.      Changes in Securities                                         7

           Signatures                                                    8

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
      Cash                                                          $    10,884
      Accounts receivable                                               101,420
      Due from employee                                                   6,178
      Inventory                                                          87,810
      Prepaid expenses                                                  332,765
                                                                    -----------

                Total current assets                                    539,057
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                              41,069
                                                                    -----------
OTHER ASSETS
      Deposits                                                            9,282
                                                                    -----------
                                                                    $   589,408
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $    53,891
      Accrued expenses                                                   13,576
      Deferred income - trade agreements                                  3,227
                                                                    -----------

                Total current liabilities                                70,694
                                                                    -----------


STOCKHOLDERS' EQUITY
      10% Convertible preferred stock, Series A, $0.01 par
        value, 150,000 shares authorized, 50,000 shares issued
        and outstanding                                                  50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized                                                     -
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 8,645,951 shares issued
        and outstanding                                                   8,646
      Additional paid in capital                                      4,254,462
      Accumulated deficit                                            (3,794,394)
                                                                    -----------

                Total stockholders' equity                              518,714
                                                                    -----------

                                                                    $   589,408
                                                                    ===========

   The Notes to Financial Statements are an integral part of these statements.


                                FTS APPAREL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          -----------------------------     --------------------------------
                                                          JUNE 30, 2001   JUNE 30, 2000     JUNE 30, 2001      JUNE 30, 2000
                                                          -------------   -------------     -------------      -------------

 REVENUES
     Sales of merchandise                                 $   212,897      $   132,698      $   330,940      $   132,756
     Trade agreements                                           1,235           14,762            4,665           26,003
                                                          -----------      -----------      -----------      -----------

                                                              214,132          147,460          335,605          158,759
                                                          -----------      -----------      -----------      -----------

 COST OF GOODS SOLD                                           224,222          102,948          318,137          104,862
                                                          -----------      -----------      -----------      -----------

 GROSS PROFIT                                                 (10,090)          44,512           17,468           53,897
                                                          -----------      -----------      -----------      -----------

 GENERAL AND ADMINISTRATIVE EXPENSES                          283,555          567,863          649,435          822,787
                                                          -----------      -----------      -----------      -----------

 (LOSS) FROM OPERATIONS                                      (293,645)        (523,351)        (631,967)        (768,890)
                                                          -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
    Interest income                                               957            4,114            3,280            4,118
    Interest expense                                                -             (646)            (213)          (2,851)
    Loss on write-down of inventory                                 -                -          (80,000)               -
                                                          -----------      -----------      -----------      -----------

                                                                  957            3,468          (76,933)           1,267
                                                          -----------      -----------      -----------      -----------

NET (LOSS)                                                $  (292,688)     $  (519,883)     $  (708,900)     $  (767,623)
                                                          ===========      ===========      ===========      ===========

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)     8,598,451        6,575,651        8,550,951        4,963,623
                                                          ===========      ===========      ===========      ===========

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)           $     (0.03)     $     (0.08)     $     (0.08)     $     (0.15)
                                                          ===========      ===========      ===========      ===========

   The Notes to Financial Statements are an integral part of these statements.


                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                             SIX MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30, 2001        JUNE 30, 2000
                                                             ----------------     ----------------

OPERATING ACTIVITIES
         Net cash flow (used in) operating activities          $  (312,190)         $  (344,265)
                                                               -----------          -----------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                    (2,940)             (32,560)
                                                               -----------          -----------
         Net cash (used in) investing activities                    (2,940)             (32,560)
                                                               -----------          -----------

FINANCING ACTIVITIES
     Common stock issued, net of offering costs                          -            1,000,000
     Proceeds from note payable                                          -               78,393
     Repayment of notes payable                                          -              (64,995)
     Payment of preferred dividends                                 (1,411)                   -
                                                               -----------          -----------
         Net cash provided by (used in) financing activities        (1,411)           1,013,398
                                                               -----------          -----------

         Net increase (decrease) in cash                          (316,541)             636,573

CASH AT BEGINNING OF PERIOD                                        327,425                5,687
                                                               -----------          -----------

CASH AT END OF PERIOD                                          $    10,884          $   642,260
                                                               ===========          ===========


  The Notes to Financial Statements are an integral part of these statements.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

(2)  Earnings Per Share

The Company calculates net (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

(3)  Reclassifications

Certain amounts from the three and six months ended June 30, 2000 financial statements have been reclassified to conform to current periods presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

     The following discussion and analysis covers material changes in the financial condition of FTS Apparel, Inc. (the "Company" or "us") since year end December 31, 2000 and a comparison of the results of operations for the three and six months ended June 30, 2001 to the same period in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2000.

Results of Operations

     For the six months ended June 30, 2001, we realized a net loss of $708,900, or $.08 per share, on $335,605 of total revenue. This compares to a loss of $767,623, or $.15 per share, on total revenue of $158,759 for the six months ended June 30, 2000. For the three months ended June 30, 2001, we realized a net loss of $292,688, or $.03 per share, on total revenue of $214,132, compared to a net loss of $519,883, or $.08 per share, on total revenue of $147,460 for the first quarter of 2000. Revenue for the first six months of 2001 increased 111% over the comparable period of 2000, while revenue for the first three months increased 50% over the comparable period of 2000.

     Net Loss. Although our revenue more than doubled for the first six months of 2001 compared to the comparable period of 2000, our net loss remained substantially the same. This results from two factors: (i) our gross profit decreased by approximately $36,000 from 2000 to 2001, despite the increase in revenue during 2001; and (ii) we experienced a loss on the write-down of certain inventory in the amount of $80,000 during the first six months of 2001.

     While our revenue has increased during the three and six-month periods ended June 30, 2001 compared to the similar periods of 2000, the increase has been insufficient to generate a profit. We attribute this situation to several factors: (i) most of our sales during the second quarter of this year were made to an inventory liquidator in an effort to eliminate seasonal merchandise; (ii) our relatively recent entry into the retail apparel industry; (iii) intense competition in that industry; (iv) a lack of adequate working capital for design and marketing; and (v) general economic conditions. Notwithstanding these obstacles, however, we still believe in our business plan and in the attractiveness of our merchandise.

     We have recently implemented two steps in an effort to address the problems created by our insufficient revenue: cost cutting measures and efforts to acquire other apparel companies. In an effort to generate additional revenue and take advantage of perceived efficiencies in operating and administrative expenses, we have recently investigated the acquisition of other companies operating in the apparel industry. Toward that end, we executed a letter of intent in June to acquire another apparel company. However, our efforts to reach agreement with the proposed sellers on certain terms and conditions were unsuccessful, and negotiations were terminated. However, we believe that our acquisition strategy, if successful, will result in improved operations in the future. We continue to explore opportunities for other acquisitions, although such efforts will depend on our ability to raise additional capital and identify attractive candidates which are available on terms acceptable to us.

     Also during June, we implemented cost cutting measures in an effort to reduce our operating loss and conserve working capital. These measures include the reduction of personnel, marketing budgets and operating expenses. We hope such measures are temporary and can be rescinded once we reach profitability or obtain additional working capital.

     Cost of Goods Sold. We believe our cost of goods sold continues to be high relative to our sales. This results from several factors, including high design costs relative to our production runs, efforts to maintain high quality merchandise and lack of substantial purchasing power. We hope to address some or all of these problems if our revenue increases in the future. We also hope our acquisition strategy outlined above will contribute to alleviate this problem.

     General and Administrative Expenses. Our efforts to cut costs and conserve working capital have been successful in reducing general and administrative expenses a total of $173,352, or 21%, during the first six months of 2001 compared to 2000. Substantial reductions were realized in the following areas: public relations, which decreased approximately $40,660, salaries, which decreased approximately $40,000, travel, which decreased approximately $24,000, legal fees, which decreased $24,123 and design expenses, which decreased approximately $5600. All of these savings were the result of our efforts to reduce our overhead while we endeavor to build our revenue. None -the-less, our general and administrative expenses remained high, especially in view of the consulting fees which we paid in stock in the beginning of the year and which are being expensed over the life of the agreement.

     Other Income (Expense). Other (non-operating) expenses increased substantially during the first six months of 2001 compared to 2000, primarily as a result of the write-down of some inventory which we acquired in 1999 and 2000. That item resulted in other expenses of $76,933, compared to other income of $1,267 during the first six months of 2000, a decrease of $78,200. This offset a portion of the savings that we realized in our general and administrative expenses and resulted in a higher net loss for the year than otherwise would have been the case.

Liquidity and Capital Resources

     Our liquidity position was quite critical at June 30, 2001. While we reported working capital of $468,363, a substantial portion of our current assets was comprised of prepaid expenses that cannot be used to satisfy our immediate liquidity needs. Working capital decreased $465,631 from fiscal year end December 31, 2000, all of which resulted from a decrease in current assets. Our current liabilities were reduced slightly from fiscal year end. Our management believes that we may be forced to discontinue operations if we are unable to obtain additional capital from outside sources or generate cash from operations in the immediate future.

     Our cash and accounts receivable at June 30, 2001 were reduced to a total of $112,304. That represents approximately six months of operating capital for our company. Such amount would be further reduced if we paid off our current liabilities immediately. To address this deficiency, we have implemented measures to reduce costs, outlined above.

     Our intense marketing efforts, if successful, may help alleviate the liquidity problem. If we are successful in obtaining one or more purchase orders for our merchandise, we believe commercial lenders may provide us with additional capital to finance inventory acquisition. However, our assets are insufficient to obtain traditional debt financing without firm purchase orders.

     We also hope to liquidate a portion of our remaining inventory in an effort to generate additional cash.

     During the six months ended June 30, 2001, our operations used a total of $312,190 in cash, compared to $344,265 during the first six months of 2000. However, our liquidity in 2000 was assisted by a substantial cash infusion of $1 million from a private placement. During 2001, on the other hand, our financing activities resulted in a further use of cash. Overall, cash decreased $316,541 from year-end December 31, 2000 to June 30, 2001.

Cautionary Note Regarding Forward-Looking Statements

     This Report (including any documents incorporated herein by reference) and other oral statements subsequently made by or on behalf of the Company may contain "forward-looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's plans for working capital, future revenues, proposed acquisitions and plan of operation and are often identified by words such as "anticipates," "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, the Special Factors discussed in the Form 10-KSB and those discussed above. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. The Company hereby disclaims any intent or obligation to update publicly these forward-looking statements.

                           Part II: Other Information

Item 2: Changes in Securities

     During the period covered by this report, the Company issued a total of 142,500 shares of its common stock in a single transaction that was not registered under the Securities Act of 1933. Effective April 12, 2001, the Company issued those shares to its Chairman in connection with an agreement executed during 2000, whereby we agreed to register some stock for sale with the Securities and Exchange Commission. The shares were issued at a price of $0.53 per share, or a total of $75,380, based upon the average trading price of the Company's common stock over the period of the agreement.

     The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act, as the recipient was privy to the same type of information that would have been included in a registration statement. Due to his financial position and sophistication, the individual was able to fend for himself in the transaction. No underwriter was involved in this transaction, and the Company did not pay any commissions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FTS APPAREL, INC.


Date:  August 9, 2001        By: /s/ Roger K. Burnett
                                 -----------------------------
                                 Roger K. Burnett, President
                                (authorized signatory and
                                 Principal Financial Officer)