Form 10QSB
period 2001-09-30
FTS APPAREL INC
filed 2001-11-14
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-24829


                                FTS APPAREL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Colorado                                      84-1416864
         --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


212 North Wahsatch, Suite 205, Colorado Springs, CO                      80903
-----------------------------------------------------                   ------
      (Address of principal executive office)                         (Zip Code)

                                 (719) 630-0980
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

The number of shares outstanding of each of the Issuer's classes of common equity as of November 6, 2001 is set forth below:

         Common Stock, par value $.001                 8,645,951
         -----------------------------              ----------------
                  Title of Class                    Number of Shares


Transitional Small Business Disclosure Format   yes     no X
                                                   ---    ---

                                FTS Apparel, Inc.

                                      Index


                                     Part I

Item 1.      Financial Statements

             Balance Sheet as of September 30, 2001 (unaudited)              1

             Statements of Operations for the Three and Nine Months
             Ended September 30, 2001 and 2000 (unaudited)                   2

             Statements of Cash Flows for the Nine Months Ended
             September 30, 2001 and 2000 (unaudited)                         3

             Notes to Financial Statements (unaudited)                       4

Item 2.      Management's Discussion and Analysis or Plan of Operation       5

             Signatures                                                      9

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
      Cash                                                       $    13,219
      Accounts receivable                                             78,226
      Due from employee                                                  283
      Inventory                                                       60,475
      Prepaid expenses                                               135,104
                                                                 -----------

                Total current assets                                 287,307
                                                                 -----------

PROPERTY AND EQUIPMENT, net                                           33,082
                                                                 -----------

OTHER ASSETS
      Deposits                                                         8,866
                                                                 -----------

                                                                 $   329,255
                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                           $    45,347
      Accrued expenses                                                51,844
      Deferred income - trade agreements                               2,194
                                                                 -----------

                Total current liabilities                             99,385
                                                                 -----------


STOCKHOLDERS' EQUITY
      10% Convertible preferred stock, Series A, $0.01 par
        value, 150,000 shares authorized, 50,000 shares
        issued and outstanding                                        50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized                                               --
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 8,645,951 shares issued
        and outstanding                                                8,646
      Additional paid in capital                                   4,254,462
      Accumulated deficit                                         (4,083,238)
                                                                 -----------

                Total stockholders' equity                           229,870
                                                                 -----------

                                                                 $   329,255
                                                                 ===========

   The Notes to Financial Statements are an integral part of these statements.

                                FTS APPAREL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          --------------------------    --------------------------
                                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                             2000            2000          2000           2000
                                                          -----------    -----------    -----------    -----------

REVENUES
     Sales of merchandise                                 $   172,409    $ 1,089,311    $   503,349    $ 1,222,110
     Trade agreements                                            --            3,430          4,665         29,390
                                                          -----------    -----------    -----------    -----------

                                                              172,409      1,092,741        508,014      1,251,500

 COST OF GOODS SOLD                                           144,863        772,967        463,000        877,829
                                                          -----------    -----------    -----------    -----------

 GROSS PROFIT                                                  27,546        319,774         45,014        373,671
                                                          -----------    -----------    -----------    -----------

 GENERAL AND ADMINISTRATIVE EXPENSES                          284,142        472,814        933,577      1,295,601
                                                          -----------    -----------    -----------    -----------

 (LOSS) FROM OPERATIONS                                      (256,596)      (153,040)      (888,563)      (921,930)
                                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Interest income                                               142          4,654          3,423          8,772
    Interest expense                                             (411)        (9,663)          (624)       (12,514)
    Loss on write-down of inventory                           (31,979)          --         (111,979)          --
                                                          -----------    -----------    -----------    -----------

                                                              (32,248)        (5,009)      (109,180)        (3,742)
                                                          -----------    -----------    -----------    -----------

NET (LOSS)                                                $  (288,844)   $  (158,049)   $  (997,743)   $  (925,672)
                                                          ===========    ===========    ===========    ===========

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)     8,645,951      7,782,038      8,759,951      6,320,137
                                                          ===========    ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)           $     (0.03)   $     (0.02)   $     (0.11)   $     (0.15)
                                                          ===========    ===========    ===========    ===========

   The Notes to Financial Statements are an integral part of these statements.

                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                                             --------------       ---------------

OPERATING ACTIVITIES
        Net cash flow (used in) operating activities          $    (309,855)       $    (1,324,631)
                                                              --------------       ----------------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                     (2,940)               (44,074)
                                                              --------------       ----------------
        Net cash (used in) investing activities                      (2,940)               (44,074)
                                                              --------------       ----------------

FINANCING ACTIVITIES
     Common stock issued, net of offering costs                           -              1,000,000
     Proceeds from note payable                                           -                 78,393
     Repayment of notes payable                                           -                (64,995)
     Proceeds from line-of-credit                                         -                839,370
     Payments on line-of-credit                                           -               (239,812)
     Payment of preferred dividends                                  (1,411)                     -
                                                              --------------       ----------------
        Net cash provided by (used in) financing activities          (1,411)             1,612,956
                                                              --------------       ----------------

        Net increase (decrease) in cash                            (314,206)               244,251

CASH AT BEGINNING OF PERIOD                                         327,425                  5,687
                                                              --------------       ----------------

CASH AT END OF PERIOD                                         $      13,219        $       249,938
                                                              ==============       ================

   The Notes to Financial Statements are an integral part of these statements.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

(3)  Reclassifications

Certain amounts from the three and nine months ended September 30, 2000 financial statements have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

     The following discussion and analysis covers material changes in the financial condition of FTS Apparel, Inc. (the "Company" or "us") since year end December 31, 2000 and a comparison of the results of operations for the three and nine months ended September 30, 2001 to the same period in 2000. This discussion and analysis should be read in conjunction with the audited financial statements and "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2000.

Results of Operations

     Our operating results declined significantly from the three and nine-month periods ended September 30, 2000 compared to the same periods in 2001. For the nine months ended September 30, 2001, we realized a net loss of $997,743, or $.11 per share, on total revenue of $508,014. This compares to a loss of $925,672, or $.15 per share, on total revenue of $1,251,500 for the nine months ended September 30, 2000. For the three months ended September 30, 2001, we realized a net loss of $288,844, or $.03 per share, on total revenue of $172,409, compared to a net loss of $158,049, or $.02 per share, on total revenue of $1,089,311 for the third quarter of 2000.

     Net Loss. Our net loss for the third quarter or 2001 increased substantially from the third quarter of 2000, while the loss for the first nine months of 2001 remained substantially unchanged from the comparable period of 2000. The net loss of $288,844 for the third quarter of 2001 represents an increase of 83% from the loss for the third quarter of 2000. This results from the substantially smaller gross profit that we reported for the recent third quarter. Our gross profit margins for the three and nine month periods ended September 30, 2001 were 16% and 9%, respectively, compared to 29% and 30% for the same periods in 2000.

     Revenue. Our revenue has decreased significantly during 2001compared to 2000. Revenue for the first nine months of 2001 decreased 59% from the comparable period of 2000, while revenue for the first three months decreased 84% from the comparable period of 2000. This results primarily from our failure to repeat a large sale to a major national retailer during this year that we completed during 2000. That sale was recorded in the third quarter of 2000, resulting in the substantial decrease in revenue for the third quarter of 2001. We believe that our inability to repeat that sale or replace it with other sales is attributable to, among other things, (i) the intense competition in the apparel industry and demands placed on retailers to select the most attractive merchandise for their stores; and (ii) the disappointing results of sales of our merchandise at the major retailer during 2000.

     Based on existing orders for merchandise and marketing efforts to date, we do not expect that sales in the fourth quarter will be significantly larger than the third quarter of 2001, if at all.

     We have implemented two steps in an effort to address the problems created by our insufficient revenue: cost cutting measures and efforts to combine with other apparel companies. Based upon our limited revenue, we believe that our attractiveness as an acquisition candidate is limited. Further, we have extremely limited capital to acquire other companies ourselves. However, we believe we enjoy some distinction due to our status as a publicly traded company and the experience and expertise of our management, and accordingly may be successful in finding one or more entities willing to explore a merger or other combination with us. As of the date of filing this report, no specific transactions are considered likely.

     Earlier this year, we implemented cost cutting measures in an effort to reduce our operating loss and conserve working capital. These measures included a reduction of personnel, marketing budgets and operating expenses. These measures were continued during the third quarter. As a result, we now have one full-time staff member, and retain the remainder of our staff on a part-time basis. We hope such measures are temporary and can be rescinded if we are successful in increasing revenue, obtain additional working capital or complete a merger or other acquisition.

     Cost of Goods Sold. We believe our cost of goods sold continues to be high relative to our sales. This results from several factors, including high design costs relative to our production runs, efforts to maintain high quality merchandise and lack of substantial purchasing power for our raw materials. We hope to address some or all of these problems if our revenue increases in the future. We also hope our acquisition strategy outlined above will contribute to alleviate this problem.

     General and Administrative Expenses. Our efforts to cut costs and conserve working capital have been successful in reducing general and administrative expenses a total of $362,024, or 28%, during the first nine months of 2001 compared to 2000. Substantial reductions were realized in the following areas: public relations, which decreased approximately $198,000 and legal fees, which decreased approximately $39,000. All of these savings were the result of our efforts to reduce our overhead while we endeavor to build our revenue. None-the-less, our general and administrative expenses remained high, especially in view of the consulting fees which we paid in stock in the beginning of the year and which are being expensed over the life of the agreement.

     Other Income (Expense). Other (non-operating) expenses increased substantially during the first nine months of 2001 compared to 2000, primarily as a result of the write-down of some inventory that we acquired in 1999 and 2000. That item resulted in other expenses of $109,180 during the first nine months of 2001, compared to other expenses of $3,742 during the first nine months of 2000, an increase of $105,438. This increase offset a portion of the savings that we realized in our general and administrative expenses and resulted in a higher net loss for the period than otherwise would have been the case.

Liquidity and Capital Resources

     Our liquidity and capital position remained quite critical at September 30, 2001. While we reported working capital of $187,922 at that date, a substantial portion of our current assets was comprised of prepaid expenses that cannot be used to satisfy certain of our immediate liquidity needs. Working capital at September 30, 2001 decreased $746,072 from fiscal year end December 31, 2000, substantially all of which resulted from a decrease in current assets. Our current liabilities increased slightly from fiscal year end. Our management believes that we may be forced to discontinue operations if we are unable to obtain additional capital from outside sources or generate cash from operations in the immediate future.

     Our cash and accounts receivable at September 30, 2001 were reduced to a total of $91,445. That represents approximately four months of operating capital for our company, assuming that all of the receivables are collected. Such amount would be further reduced if we paid off our current liabilities immediately. To address this deficiency, we have implemented measures to reduce costs and combine with another entity, outlined above. We also hope to liquidate a portion of our remaining inventory in an effort to generate additional cash.

     During the nine months ended September 30, 2001, our operations used a total of $309,855 in cash, compared to $1,324,631 during the first nine months of 2000. However, our liquidity in 2000 was assisted by a substantial cash infusion of $1 million from a private placement. During 2001, on the other hand, our financing activities resulted in a further use of cash. Overall, cash decreased $314,206 from year-end December 31, 2000 to September 30, 2001.

Cautionary Note Regarding Forward-Looking Statements

     This Report (including any documents incorporated herein by reference) and other oral statements subsequently made by or on behalf of the Company may contain "forward-looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's plans for working capital, future revenues, proposed acquisitions and plan of operation and are often identified by words such as "anticipates," "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, the Special Factors discussed in the Form 10-KSB and those discussed below. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. The Company hereby disclaims any intent or obligation to update publicly these forward-looking statements.

     Investors should be aware of the following special factors in reviewing the foregoing information:

     There is no assurance that we can continue as a going concern, and may be forced to liquidate our assets. Our working capital and liquidity at September 30, 2001 was perilously low. Unless we are able to substantially increase our sales or find a business combination with a third party, we may be forced to further reduce or curtail operations. If we cannot obtain additional working capital, we may be forced to liquidate our assets. In that event, the creditors of the Company would be paid first, and any remaining proceeds distributed to the shareholders. Preferred shareholders will be paid first. If we are unable to continue our reporting obligations with the Securities and Exchange Commission, our stock would be delisted from trading and the market for our common stock would be further reduced.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FTS APPAREL, INC.



Date:  November 13, 2001         By: /s/ Roger K. Burnett
                                     ------------------------------------
                                     Roger K. Burnett, President
                                     (authorized signatory and Principal
                                     Financial Officer)