Form 10KSB
period 2001-12-31
FTS APPAREL INC
filed 2002-05-16
CIK 1062663

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001

[] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number 0-24829
                                                -------

                                FTS APPAREL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                                84-1416864
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)


1379 River Road, Yardley, Pennsylvania                                   19067
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (215) 741-5883
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                 None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock, $.001 par value
                          -----------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes X     No
              ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the most recent fiscal year were $576,846.

The aggregate market value of the 2,632,355 shares of common stock held by nonaffiliates of the Company as of May 13, 2002 was $131,618 based upon the last reported sale of the common stock of $.05 per share.

The total number of shares of issuer's common equity as of May 13, 2002 was 11,149,284.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format:   Yes          No  X
                                                     ---         ---

                                TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----

         Items 1 and 2. Business and Properties ...........................    1

         Item 3.        Legal Proceedings .................................    5

         Item 4.        Submission of Matters to a Vote of
                        Security Holders ..................................    5
PART II

         Item 5.        Market for Registrant's Securities and Related
                        Shareholders Matters ..............................    6

         Item 6.        Management's Discussion and Analysis or
                        Plan of Operation .................................    7

         Item 7.        Financial Statements and Supplementary Data .......   12

         Item 8.        Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure ............   12

PART III

         Item 9.        Directors, Executive Officers and Compliance
                        with Section 16(a) of the Exchange Act ............   12

         Item 10.       Executive Compensation ............................   14

         Item 11.       Security Ownership of Certain Beneficial
                        Owners and Management .............................   16

         Item 12.       Certain Relationships and Related Transactions ....   18

PART IV

         Item 13.       Exhibits, Reports on Form 8-K and
                        And Financial Statements ..........................   21

         Signature Page ...................................................   23

         Index to Financial Statements ....................................   24

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

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
                -----------------------

History
-------

     FTS Apparel, Inc. ("FTS" or the "Company") was founded under the name Full Tilt Sports, Inc. in 1997 as a Colorado corporation to sell designer sportswear and accessories. Effective August 23, 2000, we changed our name to FTS Apparel, Inc. Our common stock trades on the OTC Bulletin Board.

     Effective January 11, 2002, we experienced a change in control. Effective that date, our Board of Directors appointed a new Chairman and Chief Executive Officer. Subsequently, all former officers and directors resigned their positions with the Company and the new Chairman appointed three additional new members to the Board. The new Chairman also agreed to purchase most of the Company common stock owned by two of the former officers and directors and additional stock from some other Company shareholders. As a result, we experienced a change in control. See Item 9. Directors and Executive Officers and Item 11. Security Ownership of Certain Beneficial Owners and Management.

     In conjunction with this change in control, our principal executive and administrative offices were moved to Pennsylvania. Our new address is 1379 River Road, Yardley, Pennsylvania 19067.

Description of Business
-----------------------

     Historically, and through December 31, 2001, we were in the business of designing and selling high quality designer/casual sportswear and accessories, focusing on athletic and casual lifestyle clothing. We identified our merchandise with the "Flip The Switch" and "FTS" trademarks and logos. We marketed our products with a sports orientated approach, primarily by endorsements from professional athletes and sports personalities. Our product line included shirts, jackets, vests, pants and caps in various styles and colors that we believed were attractive and appealing to our target market of young consumers.

     In January of 2002, in connection with the change in control described above, we decided to expand our business into other opportunities. In an effort to increase value to shareholders, we have decided to explore opportunities outside the apparel industry. While we do not expect to completely abandon our traditional business, we will expect to explore opportunities in industries that we hope may generate more revenue, profitability and more interest by the investing public.

     Our investigation to date has revealed that attractive opportunities are still available in the technology and distribution industries. Accordingly, we will evaluate one or more companies of which management is aware in these industries in an effort to identify a company that offers high profit margin with little downside risk. To date, we have identified one company that provides network design and installation and website design services to its clients. While no agreement has been reached with this entity, our management believes that this may be one opportunity that presents the type of business that we may add to our business.

     Another avenue that we are exploring is to adapt our historical business to an e-commerce business model. In this concept, we would offer the high quality merchandise that we have sold historically to consumers exclusively on the Internet through a web site. This would reduce the overhead associated with the need to maintain a staff of sales, order processing and distribution personnel. While our thoughts are still in the early stages of exploration, we believe that this would be an attractive way to use our intellectual property more effectively than we have in the past.

Production
----------

     We contract with independent overseas and domestic manufacturers for production of our merchandise, whose products we have tested and approved. Our staff of personnel, either alone or in conjunction with outside consultants, designs all specifications for our products, including style, color and materials. We produce only high quality garments and accessories to appeal to the discriminating consumer. Our current manufacturers have performed to our standards in terms of quality, cost and time of manufacturing and delivery, but we don't have written contracts with these manufacturers. However, we feel confident that they, or someone else, will be able to fill our orders.

     The products that we have had produced to date are:

     o    golf shirts
     o    t-shirts
     o    long sleeve shirts
     o    sweat shirts
     o    fleece jackets
     o    pants
     o    shorts
     o    caps

     We place our larger orders with the overseas manufacturers when we can plan in advance. These manufacturers have more favorable prices but take longer to fill our orders and deliver our products. For smaller custom orders that are required on short notice, such as for tournaments and team sales, we use a local Colorado company that can manufacture the clothing on short notice. However, using a local manufacturer is more costly and we therefore try to avoid this whenever possible.

Marketing
---------

     The focus of our marketing historically has been the professional athletes and celebrity personalities wearing and promoting our clothing. We have been successful in signing several of these endorsement contracts particularly because several members of our former management were professional baseball players and had contacts with these athletes. In many instances, these athletes are not signed to any contract but promote our apparel line because of the personal relationship with the members of our management. These athletes include professional football players, baseball players, boxers and popular former professionals as well.

     We also have begun using other methods to promote our product line in addition to endorsement by professional athletes and sports personalities. The methods we have already used include:

     o    Sponsorship of sporting events
     o    Sponsorship of team sports
     o    Radio advertisements
     o    Newspaper advertisements
     o    Internet advertisements

     Due to the disappointing results of our sales efforts, we believe that our past methods need refining. Accordingly, we will evaluate other means of marketing in the future as our new business model evolves.

Distribution and Sales
----------------------

     The focus of our distribution and sales has been through retail department, specialty and sporting goods stores. We are dependent on sales in these markets to achieve the sale volumes we need to be profitable. We are selling our products in other markets as well, which give us more exposure and acceptance in the marketplace.

     Retail Store Sales. Our products have historically been sold primarily through department stores, specialty stores and sporting goods stores. In 2000, we were successful in placing our merchandise in JC Penny, a major national retailer. However, due to the disappointing results of that placement, we were unable to renew that relationship in 2001. The sales potential for retailers varies greatly as their locations range from kiosks to department stores. The retail stores where our products have been sold in this last year include:

     o    Department Stores - JC Penney and Elder Beerman
     o Sporting Good Stores - Gart Sports, Copper Rivet, Finish Line and Shoe Extreme
     o    Nutrition Stores - Will Power Nutrition and Advanced Nutrition


     Team Sales. We have also been marketing our products to amateur sports teams, mostly in the Colorado Springs and Colorado Front Range region, where our headquarters was formerly located and where we had the most local contacts and exposure. These customers were mostly soccer, hockey, football and baseball clubs and teams.

Trademark
---------

     We believe that the distinctiveness of our clothing and accessories lies in our "Flip The Switch" concept. We therefore took precautions to protect our trademark. Trademark registration applications have been filed with the U.S. Patent and Trademark Office (the "USPTO"). Registration for our "Flip The Switch" trademark has been approved by the USPTO and we expect registration very shortly. An opposition has been filed against the federal registration for our "FTS" trademark, but we do not believe this opposition has merit. If registered, these trademark registrations will give us the right to use the trademarks in any state and challenge anyone who infringes on our trademarks. If any other company seeks to use a similar trademark to sell articles of clothing for which we have registered our trademark, we can challenge them in court and demand that they cease.

Research and Development
------------------------

     Historically, we have engaged consultants to work with our staff of designers to create our apparel merchandise. With the need to reduce our staff to conserve financial resources, we now will rely exclusively on outside consultants to create any of our merchandise. These individuals may work as consultants for many different entities, so there allegiance and availability to us may be limited.

Employees
---------

     As of fiscal year end December 31, 2001, we employed one individual on a part time basis. Roger Burnett, our former President, acted as chief operating officer and was responsible for winding up our operations in the retail apparel industry. He left our employment shortly after the end of the year.

     Scott Gallagher now serves as our Chairman and Chief Executive Officer. We have retained another individual to help in the capacity of chief operating officer. We also retain the services of a financial officer to help with our accounting and financial reporting. See Item 9. Directors and Executive Officers.

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

Facilities
----------

     We currently occupy 500 square feet of office space at 1379 River Road, Yardley, Pennsylvania 19067 on a month-to-month basis pursuant to an agreement with our Chief Executive Officer. Our plans are to lease offices in Center City Philadelphia at a rate of $600.00 per month in the near future.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     Neither we, nor any of our officers or directors in their capacities as such, are subject to any material legal proceedings, and we do not know of any potential or threatened legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                     PART II


ITEM 5. MARKET FOR OUR SECURITIES AND RELATED SHAREHOLDER MATTERS
         --------------------------------------------------------

     Our common stock has traded over the counter and has been quoted in the OTC Bulletin Board since March 18, 1999. The stock currently trades under the symbol "FLIP."

     The following table sets forth the range of high and low bid quotations as reported by the National Association of Securities Dealers for the common stock of the Company for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

Fiscal Quarter  Ended      High            Low
---------------------     ------          -----

         2000
         ----
March 31                  $1.50           $.63
June 30                    1.25            .69
September 30                .97            .51
December 31                 .53            .19

         2001
         ----
March 31                    .31            .07
June 30                     .26            .07
September 30                .25            .02
December 31                 .07            .02


     The number of record holders of our common stock as of December 31, 2001 was 132, not including nominees of beneficial owners.

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid or declared by the Company to date, nor does the Company anticipate that dividends will be paid in the foreseeable future.

     As of the date of this report, a total of 150,000 preferred shares were designated Series A Preferred Stock, of which 50,000 were issued. All of those shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at a rate equal to 3.75% of the net profits of the Company, payable in cash. The Company may redeem this preferred stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends. The holder may convert any number of shares of preferred stock, on a one to one basis, into shares of common stock until April 13, 2003, and after that date all remaining shares of preferred stock shall be converted on that basis into common stock. Holders of the preferred stock vote with the holders of the common stock on all matters presented to the shareholders and are entitled to one vote for each share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         --------------------------------------------------------

Overview
--------

     Historically and through the year ended December 31, 2001, we have operated exclusively in the apparel industry. We marketed, produced and distributed a line of recreation apparel under the label "FTS" or "Flip the Switch." However, the results of our efforts were unsatisfactory. In an effort to improve operations, our management resigned shortly after year- end, and appointed a new Chairman. As a result, the Company may expand its operations to other industries in an effort to increase shareholder value. See Item 1.Business, previously.

     Due to continuing losses from operations, the accountant which audited our financial statements for the year ended December 31, 2001 assessed that there was substantial doubt about our ability to continue as a going concern. See Note 2 to the Financial Statements. Our plans to address this contingency are discussed below under "-Results of Operations" and "-Liquidity and Capital Resources."

Results of Operations
---------------------

     Year ended December 31, 2001. During the year ended December 31, 2001, we realized a net loss of $1,168,154 (or $0.14 per share) on revenue of $576,846, compared to a net loss of $1,329,841 ($.20 per share) on revenue of $1,360,284 for the year ended December 31, 2000. Revenue during 2001 decreased 58% from 2000 due to our inability to replace the loss of a major customer from the prior year. Approximately $1,092,000 of merchandise sold in 2000, representing 82% of our sales, was to one customer. We attribute the loss of this customer to the intense competition in the apparel industry.

     The cost of goods sold in 2001, including a write-down of inventory of $111,979, was 113% of revenue. That is, our cost of goods exceeded our revenue. In 2000, the cost of goods was 77% of revenue. The write down of inventory during 2001 was necessitated by our decision to liquidate the inventory for quick sale. Despite our efforts, including manufacturing a portion of our products overseas, we do not believe that we ever achieved sufficient sales to reduce our cost of goods to acceptable levels. This fact, coupled with our general and administrative expenses, caused us to report a net loss for each year of our existence.

     General and administrative expenses decreased 33% from 2000 to 2001, from $1,643,727 in 2000 to $1,101,127 in 2001. However, these expenses are still relatively high compared to gross profit. A substantial portion of administrative expenses relate to non-cash expenses associated with the issuance of stock to a former officer for services. Non-cash expenses related to stock based compensation during 2001 was $226,672. See Note 3 to the Financial Statements and Item 12. Certain Relationships and Related Transactions. We also incurred a non-cash rent expense of $108,000 through the issuance of shares to our former Chairman for office space owned by his affiliate. That lease arrangement was terminated subsequent to the end of the fiscal year in connection with the change in control discussed elsewhere in this report.

     We have reduced our staff significantly over the last two years in an effort to preserve working capital and improve our operating results. During the year ended December 31, 2001, we released all but the most critical employees in an effort to meet these objectives. None-the-less, salaries and payroll were still a significant portion of our expense, although less than during 2000. Subsequent to year-end, we reduced our personnel even farther, leaving only a chief executive officer, a bookkeeper and operating officer, most of who have agreed to work for non-cash compensation.

     Professional fees remained a significant expense in the amount of $52,133 in 2001 as compared to $82,258 in the prior fiscal year. These expenses were incurred in connection with our need to file periodic reports with the SEC, as well as fees incurred in connection with the investigation of acquisition of other businesses. The high expense in 2000 was due to costs associated with Commission filing requirements and the reimbursement of legal and financial consulting fees to an officer in the amount of $45,000.

     We anticipate that we will continue to incur losses until such time, if ever, that we generate revenues from retail sales in an amount adequate to cover cost of goods and expenses.

     Year ended December 31, 2000. Year 2000 was the first year in which we received significant revenue from operations. Prior to that, we were in the development stage.

     During the year ended December 31, 2000, we realized a net loss of $1,329,841 (or $0.20 per share) on revenue of $1,360,284, compared to a net loss of $1,513,241 on revenue of $289,180 for the year ended December 31, 1999. Revenue increased from the prior fiscal year 370% due to the increased sale of our products, primarily in large retail outlets. Approximately $1,092,000 of merchandise in 2000 was sold to one customer, representing 82% of our sales.

     In 1999, the cost of goods was 31% of revenues. In 2000, the costs of goods increased to 77% of revenues. The increased cost of goods is attributed to the following factors: (i) in 2000, a greater percentage of our products were manufactured overseas, resulting in increased shipping and customs duties costs;
(ii) some of our overseas orders had to be shipped by air freight, which is considerably more expensive than ocean shipping; (iii) significant additional costs were incurred in 2000 due to the delivery of our products to more retail locations. Our JC Penney orders were shipped directly to each of two hundred stores instead of to a centralized location. In 2000, our shipping expenses were $226,185 compared to $2,002 in 1999.

     General and administrative expenses decreased slightly from 1999 to 2000, from $1,712,516 in 1999 to $1,643,727 in 2000. However, these expenses are still relatively high compared to gross profit. A substantial portion of our net loss for 2000 resulted from non-cash expenses associated with the issuance of stock in a private placement and issuance of stock for services. Non-cash expenses related to stock-based compensation during 2000 were $730,679. See Item 12. Certain Relationships and Related Transactions.

     Shipping costs increased significantly from 1999 to 2000, from $2,002 in 1999 to $226,185 in 2000 as discussed above, to meet demands for increased sales. Consulting fees of $596,404 were also a significant expense in 2000. Of that amount, $395,928 was charged as consulting fees in connection with a stock acquisition. See Item 12. Certain Relationships and Related Transactions. Salaries increased, as we increased the number of full time employees from six to nine. Salaries in 2000 were $225,947 as compared to $189,433 for the prior fiscal year.

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

Liquidity and Capital Resources
-------------------------------

     December 31, 2001. Our financial position weakened considerably during 2001, as we were forced to curtail operations. Reduced revenue and a lack of working capital necessitated efforts to reduce overhead. This reduction, in turn, further reduced sales, as we did not have the resources to market our product.

     Working capital at December 31, 2001 was reduced to $59,460, a decrease of $874,534, or 94% from the end of 2000. Our working capital at year-end 2001 consisted solely of restricted cash, property and equipment, all of which was transferred subsequent to year-end in connection with the settlement of our obligations for a facility lease. The dramatic reduction in cash and other current assets during 2001 is the result of cash applied to operations in the amount of $281,778, consisting of a decrease in accounts receivable of $89,165, sale or write off of inventory of $288,697 and extinguishments of all prepaid expenses.

     In order to continue as a going concern, it will be necessary for us to raise additional capital in the immediate future. We intend to obtain this capital from the sale of our equity securities, although no firm commitments for financing currently exist. We may also solicit short term financing in the form of debt to bridge the period until plans for an equity financing can be finalized. However, if we are unable to obtain this financing, we may be forced to liquidate our remaining assets and cease operations.

     December 31, 2000. Our working capital at December 31, 2000 increased $624,571, or 200%, from the prior fiscal year. At December 31, 2000, we had working capital of $933,994, consisting of $1,009,860 of current assets and $75,866 of current liabilities. This compares to working capital of $309,423 at December 31,1999. Although $327,425 of our current assets are in the form of cash, the balance is represented by accounts receivables, inventory, and prepaid expenses that cannot be used to satisfy our immediate cash requirements. Hence, we suffered from a shortage of liquidity.

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

     We subsequently determined that the fair market value of the common stock for financial statement reporting purposes on the date of the transaction was approximately $.55 per share. Accordingly, we recorded additional stock compensation of $648,864 over the lives of the associated agreements representing the difference between the negotiated price per share and the fair market value of the common stock. During the year ended December 31, 2000, the amount of this additional compensation was $278,084.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

     This Report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about the future of the retail apparel industry, statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. Some of these risks include, among others, the following:

     1. Lack of Assured Source of Financing.
        ------------------------------------
     All of our liquid assets were extinguished subsequent to the end of the 2001 fiscal year in connection with the change in control discussed previously. As a result, we are dependent on the receipt of additional financing to continue as a going concern. The report of our independent accountants raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient financing, we may be forced to liquidate any remaining assets and cease all operations. While we believe that we have the ability to raise the required capital, there is no assurance that we will be successful.

     2. No Assured Source of Revenue.
        -----------------------------
     In conjunction with the change in control, we are investigating opportunities to acquire other business or properties to supplement our existing business. However, our business presently generates no revenue, and there is no assurance that we will be successful in reorganizing the business in order to obtain revenue in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ------------------------------------------

     Reference is made to the Index to Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------

     On January 4, 2000, our Board of Directors engaged Stark Tinter & Associates LLC (now, Stark Winter Schenkein & Co., LLP) as our principal accountant and independent auditors for the years ending December 31, 1999, and simultaneously accepted the resignation of Kish Leake & Associates, P.C. as our principal accountant and auditors. Kish Leak & Associates, P.C. stated as its reason for its resignation that it would no longer engage in providing audit services to public companies.

     The reports of Kish Leake & Associates, P.C. for the two fiscal years prior to its resignation did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

     Prior to the engagement of Stark Winter, we did not consult with any representative of that firm regarding any matter required to be disclosed by
Item 304(a)(2) of Regulation S-B.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         -----------------------------------------------------------------------

     The following individuals presently serve as officers and directors of the Company. All of our current directors except Mr. Gallagher have served on the Board since February 10, 2002; Mr. Gallagher has served since January 11, 2002.

Name                        Age            Position
----------------            ---            --------

Scott Gallagher             35             Chairman of the Board of Directors,
                                           Chief Executive Officer and President

Linda Ehlen                 52             Chief Financial Officer

David R. Rasmussen          35             Director

W. Scott McBride            33             Director

James H. Gilligan           33             Director


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

     The following represents a summary of the business history of each of the current directors for the last five years:

     SCOTT GALLAGHER.
      ---------------
     Mr. Gallagher is the president of About-Face Communications, LLC, a privately held business consulting firm located in Yardley, Pennsylvania. Mr. Gallagher has held that position since 1998. Prior to founding AFC, Mr. Gallagher was the chief investment officer and a general partner with the Avalon Investment Fund, a private hedge fund based in New York City. Prior to Avalon, Mr. Gallagher was a branch manager and founder of the Langhorne, Pennsylvania office for Scottsdale Securities, Inc., a national brokerage firm based in St. Louis, Mo.

         LINDA EHLEN.
         -----------

     Ms. Ehlen is currently employed at Casa Comieda, Inc., a company involved in the restaurant business, as Chief Financial Officer. She has held that position since 1995. From 1981 to 1995, she was a controller for Livingston Oil Corp. Ms. Ehlen earned her Bachelor's Degree in Accounting from Monmouth University, Rutgers School of Government and Accounting.


     DAVID R. RASMUSSEN.
     ------------------
     Mr. Rasmussen is currently employed in a leadership role by a subsidiary of General Electric (NYSE:GE). In his role, he is charged with providing information technology solutions that enable the business to drive core processes and grow profitable relationships. Prior to that, Mr. Rasmussen was associated with Arthur Andersen where he was responsible for developing solutions for a wide client base.

     Mr. Rasmussen has a Bachelor's degree in Computer Technology from Rockhurst University in Kansas City Missouri.

     W. SCOTT MCBRIDE.
     ----------------
     He has been working as an independent consultant with Saloman Smith Barney for over five years. In 2001, Mr. McBride also worked with Datek Online in Jersey City, New Jersey before starting a new venture as an independent sales consultant with a publicly traded security/biometric firm. Mr. McBride earned his Masters Degree in Education from Monmouth University, in Long Branch, New Jersey and BA in Political Science from Western State College in Gunnison, Colorado.

     JAMES H. GILLIGAN.
     -----------------
     From 1996 to 2001, Mr. Gilligan was employed at Kristensons-Petroleum, Inc.
(KPI) as a broker/trader. KPI services ship owners, marine fuel suppliers and a network of independent brokers/traders around the world. In September of 2001, Mr. Gilligan began working as an independent sales consultant with a publicly held security/biometric company. Mr. Gilligan earned his BA in Liberal Arts from West Virginia University in Morgantown, West Virginia and his Associates in Liberal Arts from Brookdale Community College, in Lincroft, New Jersey.

COMPLIANCE WITH SECTION 16.
---------------------------

     The following table sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

Name of Reporting Person    Late Form 3  Late Form 4  Late Form 5  Transactions
------------------------    -----------  -----------  -----------  ------------
LeRoy Landhuis                  0            2             0            2
Roger K. Burnett                0            1             0            1


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     The following table presents a summary of the compensation paid to our Chief Executive Officer during the last three fiscal years. No other executive officer received compensation in excess of $100,000 during 2001. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

                           Summary Compensation Table

                                                                 Long-term
                                   Annual Compensation          Compensation
                                ---------------------------   ------------------


                                                Other Annual  Securities
Name and Position                Year  Salary   Compensation  Underlying Options
-------------------------------  ----  ------   ------------  ------------------

LeRoy Landhuis,                  2000  $19,750   $117,844(1)         -0-(2)
 Chairman of the Board and       2001      -0-   $226,672(3)         -0-(2)
 Chief Executive Officer

----------------------------------------
     (1) Represents compensation for services pursuant to a Consulting Agreement which was paid in the form of 315,201 shares of common stock valued at $.373869 per share. For additional amounts deemed paid to the officer in the form of discounted securities, See Item 12. Certain Relationships and Related Transactions.

     (2) Excludes warrants for 1,036,000 shares of common stock. See Item 12. Certain Relationships and Related Transactions.

     (3) Includes 782,222 shares of common stock valued at $220,000 pursuant to a consulting agreement with the Named Executive Officer and 142,500 shares of common stock valued at $6,672 issued pursuant to a registration rights agreement with the Named Executive Officer. See Item 12. Certain Relationships and Related Transactions.
----------------------------------------

Compensation Agreements
-----------------------

     Effective January 11, 2002, Mr. Gallagher executed an Executive Employment Agreement with us pursuant to which he was appointed our Chairman of the Board and Chief Executive Officer. The Agreement provides him a base salary of $100,000 per year, the opportunity for bonuses based on our financial performance, 1,200,000 shares of our common stock and the right to participate in benefit programs maintained for its other employees. The Agreement covers the period through the end of 2004, subject to earlier termination. The Agreement provides that we may terminate his employment with "cause," as defined therein. In the event that his employment is terminated without cause, we must pay him for the balance of the original term.

     Directors are not currently compensated, except as noted above for Mr. Landhuis, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf. We reserve the right to enter into compensation arrangements with the directors in the future.

     There were no stock options granted for services to the named executive officers in fiscal year 2001 and there were no stock options exercised by any of the named executive officers in fiscal year 2001.

     The following table is a summary of the value of the options granted to named executive officers as of fiscal year end 2001, based upon the latest average trading price of our stock.

                          Fiscal Year End Option Value

                           Number of Shares
                           Underlying Unexercised      Value of Unexercised
                           Options at FY-End           Options at FY-End
                           Exercisable                 Exercisable/Unexercisable
                           ----------------------      -------------------------

Roger K. Burnett           200,000(1)                     $0(2)
Joseph F. DeBerry          200,000(1)                     $0(2)


----------------------------------------
     (1) These options were cancelled subsequent to year-end by agreement with the holders.

     (2) Based upon the last sales  price of our common  stock on  December  31,
2001.
----------------------------------------

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

     There is no taxable income to an optionee as a result of the grant of a Non-Qualified Stock Option unless the grant is at less than fair market value. However, an optionee incurs taxable income upon the exercise of a Non-Qualified Stock Option based on the difference between the fair value of the stock at the time of exercise and the exercise price. The Company is not entitled to a tax deduction upon the grant of a Non-Qualified Stock Option, but is entitled to a tax deduction upon exercise corresponding to the optionee's taxable income. In 2001, no options were granted under the Plan. Options to purchase a total of 598,000 shares of Common Stock are currently outstanding.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     As of May 13, 2002, there were a total of 11,149,284 shares of Common Stock of the Company and 50,000 Series A Preferred Shares of the Company outstanding, the only classes of voting securities of the Company currently outstanding. The Common Stock and the Series A Preferred Shares vote together as a single class, and each share is entitled to one vote.

     The following tabulates holdings of Common Stock of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. There are no officers or directors who own Preferred Stock and no holders of Preferred Stock of the Company who own beneficially more than 5% of the voting securities outstanding. Information in the table includes options and warrants which were outstanding and exercisable within 60 days of year-end 2000. Percentages include shares which can be issued to the named shareholder, but not any other shareholder.

     The shareholders listed below have sole voting and investment power. The address of each of the beneficial owners is 1379 River Road, Yardley, Pennsylvania 19067, unless otherwise indicated. All ownership of securities is direct ownership unless otherwise indicated.

                                       Number of                  Percent of
            Name                        Shares                Voting Securities
--------------------------------       ----------             -----------------

Officers and Directors

Scott Gallagher                        3,081,618                    27.64%

Linda Ehlan                                 -0-                        -0-

David R. Rasmussen                          -0-                        -0-

W. Scott McBride                            -0-                        -0-

James H. Gilligan                           -0-                        -0-

All Officers and Directors
as a Group (5 persons)                 3,081,618                    27.64%


5% Beneficial Owners

LeRoy Landhuis(1)                      6,471,311                    53.11%
212 N. Wahsatch Avenue, Suite 301
Colorado Springs, CO 80903

----------------------------
     (1) Includes warrants for 1,036,000 shares of Common Stock, exercisable immediately for an exercise price of $1.50 per share, and expiring on April 19, 2010.
----------------------------


Change in Control
-----------------

     See Item 1. Business, "-History" for a description of transactions that resulted in a change in control. We know of no other relationships or arrangements that may result in a change in control in the future.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Transactions with LeRoy Landhuis
--------------------------------

     During the year ended December 31, 2001, we issued a total of 924,722 shares to LeRoy Landhuis, former Chairman and Chief Executive Officer of the Company and currently the owner of greater than five percent of our common stock. Of that amount, 782,222 shares were issued for consulting services valued at $220,000 and 142,500 shares valued at $6,672 were issued in satisfaction of our obligation pursuant to a registration rights agreement. We negotiated the number of shares issued in connection with the consulting services with Mr. Landhuis prior to his becoming an officer and director, and the number of shares was based on a discount from the public trading price of our common stock on December 31, 2001. We negotiated the number of shares in connection with the registration agreement at the time the shares were issued; this amount was based on the fair market value of the common stock at the time of the transaction and the perceived value of the opportunity foregone by Mr. Landhuis.

     During the years ended December 31, 2000 and 2001, we occupied facilities in space leased from an affiliate of Mr. Landhuis. The rent paid pursuant to this arrangement for those two years was $193,744, based on the value assigned to the stock that we issued to Mr. Landhuis in exchange for the rent.

     Effective April 19, 2000, we issued 3,594,256 shares of Common Stock in a private placement to Mr. Landhuis. The aggregate proceeds from the private placement was $1,343,780, based upon the value of the stock as originally negotiated by the parties ($.37 per share), consisting of $1,000,000 in cash; payment of rent valued at $193,744 for our office facilities for a two year term; office equipment and improvements valued at $32,192; and consulting services valued at $117,844. Mr. Landhuis was a minority shareholder in the Company prior to the transaction.

     As part of that transaction, a Warrant was granted to Mr. Landhuis granting him the right to acquire up to an additional 1,036,000 shares of Common Stock for the price of $1.50 per share, effective until April 19, 2010.

     The Company entered into an agreement with Mr. Landhuis, effective August 18, 2000 whereby the Company would indemnify Mr. Landhuis for any tax liabilities Mr. Landhuis incurs for income in excess of amounts agreed upon in his prior agreements with the Company.

     These transactions with Mr. Landhuis were unanimously approved by the Board of Directors as it then existed.

     During 2000, Mr. Landhuis made a short term loan to the Company in the amount of $65,685 for payroll, accounts payable, merchandise and travel expenses. The loan was repaid prior to year end with interest in the amount of $1,585.

     Also during 2001 and 2000, $5,936 and $16,065 was paid to the Landhuis Brokerage and Management Co. for consulting services and office support services provided to the Company. The Landhuis Brokerage and Management Co. was also reimbursed $12,621 for travel expenses incurred on behalf of the Company.

     Finally, during 2000, $30,000 was reimbursed to Mr. Landhuis for legal fees incurred regarding Mr. Landhuis's acquisition of stock in the Company and other related transactions.

                                     PART IV

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS
         ------------------------------------------------------

     (a)  Exhibits.

          Except as otherwise indicated, each of the following documents were included as exhibits to the Company's Registration Statement on Form 10-SB filed under the Securities Act of 1934, File No. 0-24829 and are incorporated herein by this reference.

      Exhibit No.
      -----------

        2               Not applicable.

        3.1(1) Articles of Incorporation of the Company as filed June 30, 1997 with the Secretary of State of the State of Colorado.

        3.2(1) Articles of Amendment of the Articles of Incorporation of the Company as filed April, 15, 1998 with the Secretary of State of the State of Colorado.

        3.3(6) Articles of Amendment of the Articles of Incorporation of the Company as filed August 23, 2000 with the Secretary of State of the State of Colorado.

        3.4(1)          Bylaws of the Company.

        4.1(2) Form of Certificate for Common Shares, $.0001 par value per share.

        9               Not applicable.

       10.1(1) Employment Agreement, by and between the Company and Roger K. Burnett, dated August 5, 1997

       10.2(1) Employment Agreement, by and between the Company and Joseph F. DeBerry, dated August 5, 1997

       10.3(1)          Non-Qualified Stock Option and Stock Grant Plan, dated
                        July 1, 1998

       10.4(1)          Stock Option Agreement

       10.5(3)          Lease Agreement, dated January 21, 2000

       10.6(4) Subscription Agreement, by and between the Company and LeRoy Landhuis, dated April 19, 2000

       10.7(6) Consulting Agreement, by and between the Company and LeRoy Landhuis, dated January 1, 2000

       10.8(6) Agreement, by and between the Company and LeRoy Landhuis, dated August 18, 2000

       10.9(7) Executive Employment Agreement between the Company and Scott Gallagher dated January 11, 2002

       11               Not applicable.

       13               Not applicable.

       16(5)            Letter of Change in Certifying Accountant

       18               Not applicable.

       21               Not applicable.

       22               Not applicable.

       23               Not applicable.

       24               Not applicable.

       27               Not applicable.

       99               Not applicable.

---------------------------

(1) included as an exhibit to Form 10-SB dated August 24, 1998, and incorporated herein by this reference

(2) included as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by this reference

(3) included as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference

(4) included as an exhibit to our Current Report on Form 8-K, dated April 19, 2000, and incorporated herein by this reference

(5) included as an exhibit to our Current Report on Form 8-K, dated January 4, 2000, and incorporated herein by this reference

(6) included as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference

(7) included as an exhibit to our Current Report on Form 8-K, dated January 11, 2002, and incorporated herein by this reference

     (b) Reports on Form 8-K

          The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

     (c) Financial Statements and Schedules.

          The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this Report.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Yardley, Pennsylvania on the 15th day of May, 2002.


                                FTS APPAREL, INC.


                            By: /s/ Scott Gallagher
                               -----------------------------------------------
                               Scott Gallagher, Chairman of the Board,
                               Chief Executive Officer, President and Director


     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                             Title                         Date



/s/ Scott Gallagher             Chairman of the Board,          May 15, 2002
-----------------------         Chief Executive Officer,
Scott Gallagher                 President and Director



/s/ Linda Ehlen                 Chief Financial Officer         May 15, 2002
-----------------------         and Secretary
Linda Ehlen



/s/ James H. Gilligan           Director                        May 15, 2002
-----------------------
James H. Gilligan



/s/ Scott McBride               Director                        May 15, 2002
-----------------------
Scott McBride

                                FTS Apparel, Inc.
                                Table of Contents

                                                                   Page
                                                                   ----

Report of Independent Auditors                                       F-1

Balance Sheet                                                        F-2

Statements of Operations                                             F-3

Statement of Changes in Stockholders' Equity                         F-4

Statements of Cash Flows                                             F-5

Notes to Financial Statements                                     F-6 - F-14

STARK WINTER SCHENKEIN & CO., LLP
--------------------------------------------------------------------------------
                                                    Certified Public Accountants
                                                           Financial Consultants


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
FTS Apparel, Inc.

We have audited the accompanying balance sheet of FTS Apparel, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FTS Apparel, Inc. as of December 31, 2001, and the results of its operations, and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Denver, Colorado
April 22, 2002


/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Stark Winter Schenkein & Co., LLP


     7535 East Hampden Avenue, Suite 109         o Denver, Colorado 80231
                       o (303) 694-6700 Fax (303)694-6761

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS

CURRENT ASSETS
      Cash - restricted                                          $    44,236
      Other current assets                                            19,682
                                                                 -----------
                 Total current assets                            $    63,918
                                                                 ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                      $     2,101
      Accounts payable - related party                                 2,357
                                                                 -----------
                 Total current liabilities                             4,458
                                                                 -----------

STOCKHOLDERS' EQUITY
      10% Convertible preferred stock, Series A, $0.01
        par value, 150,000 shares authorized, 50,000
        shares issued and outstanding                                 50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized, none issued or outstanding                   --
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 8,645,951 shares issued
        and outstanding                                                8,646
      Additional paid in capital                                   4,254,462
      Accumulated (deficit)                                       (4,253,648)
                                                                 -----------

                                                                      59,460
                                                                 -----------

                                                                 $    63,918
                                                                 ===========

 The notes to the financial statements are an integral part of these statements

                            FTS APPAREL, INC.
                         STATEMENTS OF OPERATIONS



                                                   YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,
                                                      2001          2000
                                                  -----------    -----------

 REVENUES
       Sales of merchandise                       $   568,953    $ 1,327,464
       Advertising and promotion income                 7,893          6,860
       Trade agreements                                  --           25,960
                                                  -----------    -----------

                                                      576,846      1,360,284

 COST OF GOODS SOLD                                   645,824      1,043,416
                                                  -----------    -----------

 GROSS PROFIT (LOSS)                                  (68,978)       316,868

 GENERAL AND ADMINISTRATIVE EXPENSES                1,101,127      1,643,727
                                                  -----------    -----------

 (LOSS) FROM OPERATIONS                            (1,170,105)    (1,326,859)
                                                  -----------    -----------

OTHER INCOME (EXPENSE)
      Interest income                                   3,207         11,179
      Interest expense                                 (1,256)       (12,750)
                                                  -----------    -----------

                                                        1,951         (1,571)
                                                  -----------    -----------

NET (LOSS)                                         (1,168,154)    (1,328,430)

PREFERRED DIVIDENDS                                      --           (1,411)
                                                  -----------    -----------

NET (LOSS) APPLICABLE TO COMMON STOCK             $(1,168,154)   $(1,329,841)
                                                  ===========    ===========

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      (BASIC AND DILUTED)                           8,598,451      6,807,656
                                                  ===========    ===========

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)   $     (0.14)   $     (0.20)
                                                  ===========    ===========

The notes to the financial statements are an integral part of these statements

                                FTS APPAREL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                      (Table Split - see below - continued)

                                                        Number of   Number of
                                                        Preferred   Common      Preferred  Common
                                                        Shares       Shares     Stock      Stock
                                                        ---------   ---------   ---------  ------

Balance, December 31, 1999                                 50,000   3,939,722   $ 50,000   $3,940

      Stock issued for services and fixed assets             --     1,106,773       --      1,106

      Stock issued for cash                                  --     2,674,734       --      2,675

      Preferred dividends declared                           --          --         --       --

      Net (loss) for the year ended December 31, 2000        --          --         --       --
                                                        ---------   ---------   --------   ------

Balance, December 31, 2000                                 50,000   7,721,229     50,000    7,721

      Subscribed stock issued                                --       105,000       --        105

      Stock issued for services                              --       819,722       --        820

      Net (loss) for the year ended December 31, 2001        --          --         --       --
                                                        ---------   ---------   --------   ------

Balance, December 31, 2001                                 50,000   8,645,951   $ 50,000   $8,646
                                                        =========   =========   ========   ======


                                FTS APPAREL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                            (Table Split - continued)


                                                                 Additional                   Total
                                                                 Paid-in       Accumulated    Stockholders'
                                                                 Capital         Deficit        Equity
                                                                 ----------    -----------    -----------


Balance, December 31, 1999                                       $2,034,632    $(1,755,653)   $   332,919

      Stock issued for services and fixed assets                    996,758           --          997,864

      Stock issued for cash                                         997,325           --        1,000,000

      Preferred dividends declared                                     --           (1,411)        (1,411)

      Net (loss) for the year ended December 31, 2000                  --       (1,328,430)    (1,328,430)
                                                                 ----------    -----------    -----------

Balance, December 31, 2000                                        4,028,715     (3,085,494)     1,000,942

      Subscribed stock issued                                          (105)

      Stock issued for services                                     225,852           --          226,672

      Net (loss) for the year ended December 31, 2001                  --       (1,168,154)    (1,168,154)
                                                                 ----------    -----------    -----------

Balance, December 31, 2001                                       $4,254,462    $(4,253,648)   $    59,460
                                                                 ==========    ===========    ===========


The notes to the financial statements are an integral part of these statements

                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED     YEAR ENDED
                                                             DECEMBER 31,   DECEMBER 31,
                                                                2001           2000
                                                             -----------    -----------

OPERATING ACTIVITIES
         Net (loss)                                          $(1,168,154)   $(1,328,430)
         Adjustments to reconcile net (loss) to net cash
             (used in) operating activities:
                 Amortization and depreciation                    32,822         11,695
                 Stock issued or subscribed for services,
                    contracts, and trade agreements              226,672        249,501
                 Amortization of non-cash prepaid
                    expenses                                     304,728        481,178
                 Write-down of inventory                         111,979           --
                 Loss on sale of property and equipment           (2,662)          --
         Changes in:
             Accounts receivable                                  89,165         (6,716)
             Inventory                                           176,718       (126,917)
             Prepaid expenses                                       --          128,928
             Deposits                                             11,782         (8,665)
             Accounts payable and accrued expenses               (66,799)           216
             Accounts payable - related party                      1,971           --
             Deferred income - trade agreements                     --          (21,520)
                                                             -----------    -----------
                 Net cash (used in) operating activities        (281,778)      (620,730)
                                                             -----------    -----------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                    --          (10,532)
                                                             -----------    -----------
                   Net cash (used in) investing activities          --          (10,532)
                                                             -----------    -----------

FINANCING ACTIVITIES
     Common stock issued, net of offering costs                     --        1,000,000
     Proceeds from note payable                                     --          724,558
     Proceeds from officer loan                                     --           65,685
     Proceeds from note payable - related party                     --             --
     Payments on note payable                                       --         (724,558)
     Payments on officer loan                                       --          (65,685)
     Payments on note payable - related party                       --          (42,000)
     Preferred dividends paid                                     (1,411)        (5,000)
                                                             -----------    -----------
                 Net cash provided by financing activities        (1,411)       953,000
                                                             -----------    -----------

                           Net increase (decrease) in cash      (283,189)       321,738

CASH AT BEGINNING OF YEAR                                        327,425          5,687
                                                             -----------    -----------

CASH AT END OF YEAR                                          $    44,236    $   327,425
                                                             ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                            $     1,256    $    12,750
                                                             ===========    ===========
         Income taxes                                        $      --      $      --
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH
FINANCING AND INVESTING ACTIVITIES

During the year ended December 31, 2000, the Company issued 469,597 shares of common stock for the following assets:

     Prepaid rent                                            $      --      $   193,744
     Prepaid consulting                                             --          522,427
     Property and equipment                                         --           32,192
                                                             -----------    -----------
                                                             $      --      $   748,363
                                                             ===========    ===========

The notes to the financial statements are an integral part of these statements

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

FTS Apparel, Inc. (the Company) was incorporated under the laws of the State of Colorado. The Company's primary purpose has been the development, marketing, and distribution of clothing apparel bearing the FTS (Flip the Switch) insignia. Subsequent to December 31, 2001, the Company experienced changes in control and operations (see Note 8).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market using the average cost method. The Company's evaluates the net realizable value of inventory on a quarterly basis. For the year ending December 31, 2001, the Company has recorded a loss on write-down of inventory of $111,979, which is included in cost of goods sold.

Property and Equipment

Property and equipment is stated at cost and is being depreciated using the straight-line method over the asset's estimated economic life, ranging from 3 to 10 years. Subsequent to December 31, 2001, the Company entered into a lease settlement agreement (See Note 8) in which all assets were given to the landlord as partial satisfaction of a lease obligation. The net book value of property and equipment of $19,682 is included in other current assets.

Depreciation expense for the years ended December 31, 2001 and 2000 was $30,063 and $9,851, respectively.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Revenue Recognition

Net revenues from wholesale product sales are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

The Company recognizes revenue from advertising and promotion income as the requisite services are provided.

Advertising Costs

Advertising is expensed as incurred. Advertising costs expensed during the years ended December 31, 2001 and 2000 were $ - and $138,312, respectively.

Segment information

The Company  follows  Statement of Financial  Accounting  Standards  (SFAS) 131,
"Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Net Loss Per Common Share

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial recurring losses, aggregating $1,168,154 in 2001 and $1,328,430 in 2000.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and obtain capital. The Company intends to raise capital through the sale of equity securities and/or the solicitation of short term financing. However, the Company has no firm commitments for either the sale of equity securities or debt financing.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 - Stockholders' Equity

The Company has authorized 30,000,000 shares of stock, of which 25,000,000 shares are $.001 par value common stock and 5,000,000 shares are $.01 par value preferred stock. The Board of Directors is authorized to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of those shares.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


In April 1998 the Company authorized the issuance of 150,000 shares of Series A Voting Convertible Cumulative Preferred Stock for $1 per share. The Series A Convertible Preferred Stock paid senior preferential fixed dividends at the rate of 10% per annum until April 2000. From May 2000 through April 2003, the dividend is calculated at 3.75% of the "net profits" of the Company and payable annually on or before 90 days from the closing of the Company's fiscal year. Each share of Series A Convertible Preferred Stock is convertible into one common stock share at the option of the holder. The Series A Convertible Preferred Stock automatically converts to common stock in April 2003.

During the year ended December 31, 2000, the Company issued 1,106,773 shares of common stock for services and assets valued at $997,864 ($.25 to $1.38 per share). The values ascribed to the common stock corresponded with the fair market value of the common shares on the respective dates the Company agreed to issue the shares.

During the year ended December 31, 2000, the Company sold 2,674,734 shares of common stock for cash of $1,000,000. The shares were sold at a discount to the fair market value as quoted on the OTC Bulletin Board of 30% to account for the shares being restricted pursuant to Rule 144 of the Securities Act of 1933.

During January 2001, the Company issued 782,222 shares of common stock related to consulting services to be provided by the Chief Executive Officer. The value of the consulting services is stipulated to be $220,000. Per the consulting agreement, the shares were valued at 75% of the average bid and ask price of the common stock on December 31, 2000, which approximates the discount that would have been applied due to the shares being restricted per Rule 144 of the Securities Act of 1933.

During April 2001, the Company issued 142,500 shares of common stock related to a stock purchase agreement with the Chief Executive Officer in which the Company agreed to issue 12,500 shares every month until a Registration Statement was filed. The parties agreed to delay the filing of the Registration Statement and that the total additional shares issued would be 142,500 shares. Of the 142,500 shares issued during 2001, 105,000 were earned and subscribed as of December 31, 2000. The remaining 37,500 shares were earned during the year ended December 31, 2001.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 4 - Stock Options

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the "Plan"), adopted in July 1997. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years.

The effect of applying SFAS 123 on pro forma net (loss) as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company's net (loss) would have been $1,340,040, or $.19 per share, for 2000. The Company did not grant any stock options during 2001. The fair values of the options granted during 2000 was $1.08 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 105%, a risk-free interest rate of 6.00%, and expected lives of 10 years from date of vesting.

Changes in options outstanding under the plan are summarized as follows:

                                         Number of        Weighted
                                          Shares          Average
                                                       Exercise Price
                                         ---------       ---------
Outstanding at December 31, 1999         1,036,000       $   1.50
Granted                                     14,000           1.44
Exercised                                     --               --
Forfeited                                     --               --

Outstanding at December 31, 2000         1,050,000           1.50
                                         ---------       ---------
Granted                                       --              --
Exercised                                     --              --
Forfeited                                 (452,000)          1.50
                                         ---------       ---------
Outstanding at December 31, 2001           598,000         $ 1.50
                                         =========       =========

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The following table summarizes information about fixed price stock options:

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


                                                Outstanding and     Exercisable
                                                    Weighted         Weighted
                                                    Average           Average
                                  Number          Contractual         Exercise
          Exercise Prices       Outstanding          Life              Price
          ---------------       -----------     ---------------    ------------
           $0.81 - $1.38            4,000         7.1 years            $1.14
           $1.50 - $2.75        1,044,000         7.7 years            $1.50

Note 5 - Stock Warrants

The following details the warrants outstanding as of December 31, 2001:

                                    Underlying        Exercise
                                      Shares            Price
                                    ---------          -------
Warrant issued during 2000          1,036,000          $1.50

The warrant was issued to the Chief Executive Officer of the Company. The Warrant expires on April 19, 2010. At December 31, 2001, the Company had reserved 1,036,000 shares of common stock for stock warrants.

Note 6 - Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

          Federal statutory income tax rate                  34.00 %
          State taxes, net of federal benefit                 4.95 %
          Valuation allowance                               (38.95)%
                                                            ----------
                                                                -- %
                                                            ==========

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:


             Reconciling items:

             Net operating loss carryforward        $ 1,413,000
             Less valuation allowance                (1,413,000)
                                                    -----------
             Net deferred tax asset                 $       --
                                                    ===========

The net operating loss carry forward of approximately $3,623,000 will expire through 2021.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


The net change in valuation allowance for the year ended December 31, 2001 was $617,000.

Note 7 - Related Party Transactions

The Company was the recipient of legal services from a shareholder. The Company incurred expenses of $24,841 and $16,218 related to these services for the years ended December 31, 2001 and 2000, respectively.

On April 19, 2000, the Company issued 3,594,256 shares of common stock and a stock warrant (See Note 5) in exchange for cash, fixed assets, office rent and consulting services. The agreement also requires the Company to file a Registration Statement for the shares issued and to issue 12,500 shares of common stock per month until the filing of a Registration Statement. Subsequent to the year ended December 31, 2000, the parties agreed to delay the filing of the Registration Statement and that the total additional shares issued would be 142,500 shares.

During 2000, an officer of the Company provided a short-term operating loan for $65,685. The note was repaid, with interest of $1,585, during 2000.

In prior years, the Company entered into promissory note agreements for $42,000 with two members of the board of directors. The principal, plus interest of $2,850, was paid during 2000.

Note 8 - Subsequent Events

The Company entered into a lease settlement agreement with a related party whereby, for forgiving a one-year lease obligation for office space, he would receive the following: (i) all cash on hand at January 5, 2002, (ii) assignment of all equipment and inventory remaining in the office, (iii) assignment of all uncollected accounts receivable as of January 5, 2002, (iv) issuance of 433,333 shares of common stock, (v) accrual of interest on the remaining balance at the rate of 12%, and (vi) settlement of any remaining balance in the form of common stock at an assigned value of $0.03 per share. Any difference between the fair market value of the common stock and the assigned value will be recorded as an expense. The Company anticipates issuing approximately 935,000 shares of its' common stock to satisfy the remaining balance.

Effective January 11, 2002, the Company experienced a change in control, in which the Board of Directors appointed a new Chairman and Chief Executive Officer. In connection with the change in control, the Company has decided to explore opportunities outside of the apparel industry. However, the Company does not anticipate abandoning their traditional business.

During January 2002, the Company agreed to issue 2,070,000 shares of its common stock related to employment agreements and services to be provided.