Form 10QSB
period 2002-03-31
FTS APPAREL INC
filed 2002-06-21
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________



                         Commission File Number 0-24829
                                                -------


                                FTS APPAREL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                      84-1416864
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 1379 River Road, Yardley, Pennsylvania                                 19067
---------------------------------------                               ----------
(Address of principal executive office)                               (Zip Code)

                                 (215) 741-5883
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X       No
                                         ---        ---

The number of shares outstanding of each of Issuer's classes of common equity as ofJune20, 2002 is set forth below:

    Common Stock, par value $.001                         11,149,284
    -----------------------------                   -----------------------
           Title of Class                              Number of Shares


Transitional Small Business Disclosure Format   yes       no X
                                                   ---      ---

                                FTS Apparel, Inc.

                                      Index


                                     Part I
                                     ------


Item 1.  Financial Statements

         Balance Sheet as of March 31, 2002 (unaudited)                   1

         Statements of Operations for the Three Months Ended
         March 31, 2002 and 2001 (unaudited)                              2

         Statements of Cash Flows for the Three Months Ended
         March 31, 2002 and 2001 (unaudited)                              3

         Notes to Financial Statements (unaudited)                        4

Item 2.  Management's Discussion and Analysis or Plan of Operation        6


                                     Part II

Item 2:  Changes In Securities                                            8

Item 6.  Exhibits and Reports on Form 8-K                                 8

         Signatures                                                       9

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                                 March 31, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
      Cash                                                       $       400
                                                                 ===========



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                      $     2,101
      Accounts payable and accrued expenses - related parties         49,483
      Operating advances from officer                                  5,500
      Lease settlement payable                                        16,082
                                                                 -----------

                 Total current liabilities                            73,166
                                                                 -----------


STOCKHOLDERS' (DEFICIT)
      10% Convertible preferred stock, Series A, $0.01 par
        value, 150,000 shares authorized, 50,000 shares issued
        and outstanding                                               50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized                                               --
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 10,279,284 shares issued and outstanding          10,279
      Additional paid in capital                                   4,407,496
      Accumulated (deficit)                                       (4,540,541)
                                                                 -----------

                                                                     (72,766)
                                                                 -----------

                                                                 $       400
                                                                 ===========

   The notes to financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                            MARCH 31,       MARCH 31,
                                                              2002           2001
                                                          ------------    ------------
 REVENUES
      Sales of merchandise                                $       --      $    118,043
      Trade agreements                                            --             3,430
                                                          ------------    ------------
                                                                  --           121,473

 COST OF GOODS SOLD                                               --            93,915
                                                          ------------    ------------

 GROSS PROFIT                                                     --            27,558
                                                          ------------    ------------

 GENERAL AND ADMINISTRATIVE EXPENSES
       Settlement of lease obligation                          114,667            --
       Common shares issued for services                       120,000          97,720
       Selling, general and administrative expenses             52,226         268,160
                                                          ------------    ------------
                                                               286,893         365,880
                                                          ------------    ------------

 (LOSS) FROM OPERATIONS                                       (286,893)       (338,322)
                                                          ------------    ------------

OTHER INCOME (EXPENSE)
      Interest income                                             --             2,323
      Interest expense                                            --              (213)
      Loss on write-down of inventory                             --           (80,000)
                                                          ------------    ------------
                                                                  --           (77,890)
                                                          ------------    ------------

NET (LOSS)                                                $   (286,893)   $   (416,212)
                                                          ============    ============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)     10,279,284       8,503,451
                                                          ============    ============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)           $      (0.03)   $      (0.05)
                                                          ============    ============

   The notes to financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                               ----------------------
                                                               MARCH 31,    MARCH 31,
                                                                 2002         2001
                                                               ---------    ---------
OPERATING ACTIVITIES
         Net cash (used in) operating activities               $ (49,336)   $(253,354)
                                                               ---------    ---------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                    --         (1,162)
                                                               ---------    ---------
         Net cash (used in) investing activities                    --         (1,162)
                                                               ---------    ---------

FINANCING ACTIVITIES
     Operating advance from officer                                5,500         --
     Payment of preferred dividends                                 --         (1,411)
                                                               ---------    ---------
         Net cash provided by (used in) financing activities       5,500       (1,411)
                                                               ---------    ---------

         Net (decrease) in cash                                  (43,836)    (255,927)

CASH AT BEGINNING OF PERIOD                                       44,236      327,425
                                                               ---------    ---------

CASH AT END OF PERIOD                                          $     400    $  71,498
                                                               =========    =========


   The notes to financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2001 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

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

(3)  Reclassifications

Certain amounts from the three months ended March 31, 2001 financial statements have been reclassified to conform to the current period presentation.

(4)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the period ended March 31, 2002 the Company incurred a net loss of $286,893. In addition, the Company has a working capital deficit of $72,766, an accumulated deficit of $4,540,541 and a stockholders' deficit of $72,766 at March 31, 2002.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5)  Stockholders' (Deficit)

On January 5, 2002 the Company issued 433,333 shares of common stock pursuant to the lease settlement agreement (Note 6).

On January 11, 2002 the Company issued 1,200,000 shares of common stock pursuant to a compensation agreement with its new President and Chief Executive Officer.

(6)  Lease Settlement

On January 5, 2002, the Company entered into a lease settlement agreement with the related party landlord whereby, for forgiving a one-year lease obligation for office space, the landlord received the following: (i) all cash on hand at January 5, 2002, (ii) assignment of all equipment and inventory remaining in the office, (iii) assignment of all uncollected accounts receivable as of January 5, 2002, (iv) issuance of 433,333 shares of common stock, (v) accrual of interest on the remaining balance at the rate of 12% per annum, and (vi) on July 5, 2002 settlement of any remaining balance in the form of common stock at an assigned value of $0.03 per share. Any difference between the fair market value of the common stock and the assigned value will be recorded as an expense.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis covers material changes in the financial condition of FTS Apparel, Inc. (the "Company" or "us") since year end December 31, 2001 and a comparison of the results of operations for the three months ended March 31, 2002 to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2001.

Results of Operations

     For the three months ended March 31, 2002, we realized a net loss of $286,893, or $.03 per share, on no revenue. This compares to a loss of $416,212 on revenue of $121,473 for the first three months of 2001. During the first quarter of 2001, we reported relatively minor sales from our apparel business. We were essentially dormant during the first three months of 2002, while we continue investigation of opportunities to convert our historical apparel business to an e-commerce model and to supplement our exisiting business with operations in other industries. Our historical operations in the apparel industry have essentially been suspended until we can evaluate the desirability of that business.

     As reported in our Form 10-KSB, we are exploring opportunities to build shareholder value through expansion into other industries. We believe that our efforts to operate in the retail apparel industry were unsatisfactory due to the substantial competition in that field and our continuing need for working capital. Thus, we hope to identify one or more additional industries that offer low barriers to entry and the opportunity to grow revenue quickly. As of the date of filing this report, no business has been identified, but we are continuing our search.

     During the first quarter of 2002, we continued to incur relatively minor administrative expenses. We had no cost of sales, as we had no revenue. Our chief executive officer presently serves without cash compensation in an effort to conserve working capital. We issued common stock with a value of $120,000 to this individual in lieu of cash compensation in connection with his appointment as our CEO in January of this year. All of the expense was recorded in the first quarter of this year, even though the service will be spread over the remainder of this year. The value of the common stock was based on the quoted trading price of our stock at the time of the issuance.

     Rent and other overhead are very minor, and are expected to continue in that fashion until we identify an operating business to organize or acquire. Other than incidental expenses primarily associated with our reporting obligation as a public company and the compensation to our CEO, our only other expense for the quarter was the issuance of common stock for settlement of an office lease obligation to our former landlord. The value of this stock was $115,000, also based on the trading price of our common stock at the time of issuance. Overall, our general and administrative expenses were reduced by $78,987 from the first quarter of 2001 to the comparable period of 2002.

Liquidity and Capital Resources

     Our capital and liquidity position at March 31, 2002 continued to be poor and declined further from December 31, 2001. Working capital at March 31, 2002 decreased $132,226, or 222%, from year-end December 31, 2001. At March 3, 2002, we had substantially no cash, no other current assets and no current source of capital. We also reported a negative shareholders' equity, which means that our total assets were less than our total liabilities and our shareholders would receive nothing in a liquidation. Our current liabilities of $73,166 consist mainly of accounts payable to our vendors, including service professionals who assist with our reporting obligations. We believe that our continued existence is dependent on our ability to raise additional capital and to achieve profitable operations.

     Our operations used $49,336 of cash during the first quarter of 2002. This cash was spent primarily on payment of general and administrative expenses, discussed above. In the process of paying those expenses, we extinguished substantially all of our cash and relied in part on a short term advance from our CEO to fund cash requirements. In the future, we hope to obtain funding from equity sales, although no firm commitments have been made. We believe that the success of any future financings will depend in part on our success in building a business model which is attractive to third parties.

     During the first quarter of 2002, we relied on the issuance of our common stock to conserve our little remaining cash and sustain operations. However, we hope to keep this means minimal until we are able to build value and increase the price of our common stock. In this manner, the potential dilution to our shareholders will be reduced.

Cautionary Note Regarding Forward-Looking Statements

     In connection  with the safe harbor  provisions  of the Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Factors that could cause actual results to differ materially include, among others set forth in the Company's Annual Report on Form 10-KSB, the following: acceptability of the Company's products in the retail market place, general economic conditions, receipt of sufficient working capital, our success in identifying and acquiring one or more successful businesses and the overall state of the retail clothing industry. Most of these factors are outside the control of the Company. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

                           Part II: Other Information


Item 2: Changes in Securities

     During the period covered by this report, the Company issued a total of 2,503,333 shares of its common stock in three transactions that were not registered under the Securities Act of 1933. In January 2002, the Company issued those shares to its Chairman for compensation pursuant to the terms of consulting agreement between such individual and the Company. The shares were issued at a price of $0.28125 per share, or a total of $220,000, based upon the trading price of the Company's common stock at December 31, 2000. The Company also issued 803,333 shares to its former Chairman in settlement of an office lease obligation and for past services rendered. Finally, the Company issued an additional 500,000 shares to a consultant for additional services.

     The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act, as the recipients were privy to the same type of information which would have been included in a registration statement. Due to their financial condition and sophistication, the individuals were able to fend for themselves in the transaction. No underwriter was involved in this transaction, and the Company did not pay any commissions.

Item 6:  Exhibits and Reports on Form 8-K

         A.  Exhibits.
             None.

         B.  Reports on Form 8-K

     The Company filed a Current Report dated January 11, 2002 reporting a change in control of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FTS APPAREL, INC.



Date:  June 21, 2002                       By: /s/ Scott Gallagher
                                               ---------------------------------
                                               Scott Gallagher, President
                                               (Principal Financial Officer)