Form 10QSB/A
period 2002-03-31
FTS APPAREL INC
filed 2002-08-22
CIK 1062663

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

      For the transition period from _______________ to __________________


                         Commission File Number 0-24829
                                                -------

                                FTS APPAREL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Colorado                                        84-1416864
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



301 Oxford Valley Road, Yardley, Pennsylvania                           19067
---------------------------------------------                         ----------
   (Address of principal executive office)                            (Zip Code)


                                 (215) 369-9979
                                 --------------
              (Registrant's telephone number, including area code)


                  1379 River Road, Yardley, Pennsylvania 19067
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

The number of shares outstanding of each of Issuer's classes of common equity as of August 19, 2002 is set forth below:

 Common Stock, par value $.001                                 11,149,284
 -----------------------------                           -----------------------
          Title of Class                                    Number of Shares


Transitional Small Business Disclosure Format   Yes       No  X
                                                   ---       ---

                                FTS Apparel, Inc.

                                      Index


                                     Part I
                                     ------

                                                                       Page
                                                                       ----

Item 1. Financial Statements

        Balance Sheet as of March 31, 2002 (unaudited and restated)      1

        Statements of Operations for the Three Months Ended
        March 31, 2002 (unaudited and restated) and 2001 (unaudited)     2

        Statements of Cash Flows for the Three Months Ended March 31,
        2002 (unaudited and restated) and 2001 (unaudited)               3

        Notes to Financial Statements (unaudited and restated)           4

Item 2. Management's Discussion and Analysis or Plan of Operation        7


                                     Part II
                                     -------

Item 2  Changes In Securities                                            9

Item 6. Exhibits and Reports on Form 8-K                                 9

        Signatures                                                      10

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2002
                            (UNAUDITED AND RESTATED)


                                     ASSETS

CURRENT ASSETS
      Cash                                                          $       400
                                                                    ===========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $     2,101
      Accounts payable and accrued expenses - related parties            49,483
      Operating advances from officer                                     5,500
      Lease settlement payable                                           27,983
                                                                    -----------

                 Total current liabilities                               85,067
                                                                    -----------


STOCKHOLDERS' (DEFICIT)
      10% Convertible preferred stock, Series A, $0.01 par value,
        150,000 shares authorized, 50,000 shares issued
        and outstanding                                                  50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized                                                  --
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 11,149,284 shares issued and outstanding             11,149
      Additional paid in capital                                      4,522,292
      Deferred compensation                                            (175,000)
      Accumulated (deficit)                                          (4,493,108)
                                                                    -----------

                                                                        (84,667)
                                                                    -----------

                                                                    $       400
                                                                    ===========

   The notes to financial statements are an integral part of these statements.


                                FTS APPAREL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                         --------------------------------
                                                         MARCH 31, 2002    MARCH 31, 2001
                                                         --------------    --------------
                                                           (RESTATED)
 REVENUES
      Sales of merchandise                                $       --        $    118,043
      Trade agreements                                            --               3,430
                                                          ------------      ------------
                                                                  --             121,473

 COST OF GOODS SOLD                                               --              93,915
                                                          ------------      ------------

 GROSS PROFIT                                                     --              27,558
                                                          ------------      ------------

 GENERAL AND ADMINISTRATIVE EXPENSES
       Settlement of lease obligation                          135,234              --
       Non-cash stock compensation                              52,000            97,720
       Selling, general and administrative expenses             52,226           268,160
                                                          ------------      ------------
                                                               239,460           365,880
                                                          ------------      ------------

 (LOSS) FROM OPERATIONS                                       (239,460)         (338,322)
                                                          ------------      ------------

OTHER INCOME (EXPENSE)
      Interest income                                             --               2,323
      Interest expense                                            --                (213)
      Loss on write-down of inventory                             --             (80,000)
                                                          ------------      ------------
                                                                  --             (77,890)
                                                          ------------      ------------

NET (LOSS)                                                $   (239,460)     $   (416,212)
                                                          ============      ============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)     10,982,617         8,503,451
                                                          ============      ============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)           $      (0.02)     $      (0.05)
                                                          ============      ============

   The notes to financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                               ----------------------
                                                               MARCH 31,    MARCH 31,
                                                                 2002         2001
                                                               ---------    ---------
                                                               (RESTATED)
OPERATING ACTIVITIES
         Net cash (used in) operating activities               $ (49,336)   $(253,354)
                                                               ---------    ---------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                    --         (1,162)
                                                               ---------    ---------
         Net cash (used in) investing activities                    --         (1,162)
                                                               ---------    ---------

FINANCING ACTIVITIES
     Operating advance from officer                                5,500         --
     Payment of preferred dividends                                 --         (1,411)
                                                               ---------    ---------
         Net cash provided by (used in) financing activities       5,500       (1,411)
                                                               ---------    ---------

         Net (decrease) in cash                                  (43,836)    (255,927)

CASH AT BEGINNING OF PERIOD                                       44,236      327,425
                                                               ---------    ---------

CASH AT END OF PERIOD                                          $     400    $  71,498
                                                               =========    =========

   The notes to financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                            (UNAUDITED AND RESTATED)



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

(2)  Earnings Per Share

The Company calculates net earnings (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

(3)  Reclassifications

Certain amounts from the three months ended March 31, 2001 financial statements have been reclassified to conform to the current period presentation.

(4)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2002 the Company incurred a net loss of $239,460 and has working capital and stockholders' deficits of $84,667 at March 31, 2002.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                            (UNAUDITED AND RESTATED)


The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5)  Stockholders' (Deficit)

On January 5, 2002 the Company issued 433,333 shares of common stock valued at $43,333 pursuant to the lease settlement agreement (Note 6). These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On January 7, 2002 the Company issued 1,200,000 shares of common stock pursuant to a 2-year employment agreement with its new President and Chief Executive Officer. These shares were valued at their fair market value on the date the Company agreed to issue the shares and will be adjusted for changes in fair market value at subsequent measurement dates. As of March 31, 2002 the Company had recorded $105,000 as deferred compensation for services to be received through January 6, 2004.

On January 11, 2002 the Company issued 370,000 shares of common stock valued at $37,000 to its former President for services rendered during the quarter ended March 31, 2002. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On February 1, 2002 the Company issued 500,000 shares of common stock valued at $70,000 for services to be performed beginning September 2002. These shares were valued at their fair market value on the date the Company agreed to issue the shares and will be adjusted for changes in fair market value at subsequent measurement dates. As of March 31, 2002 the Company had recorded $70,000 as deferred compensation for services to be received through September 2003.

(6)  Lease Settlement

On January 5, 2002, the Company entered into a lease settlement agreement with the related party landlord whereby, for forgiving a one-year lease obligation for office space, the landlord received the following: (i) all cash on hand at January 5, 2002, (ii) assignment of all equipment and inventory remaining in the office, (iii) assignment of all uncollected accounts receivable as of January 5, 2002, (iv) issuance of 433,333 shares of common stock, (v) accrual of interest on the remaining balance at the rate of 12% per annum, and (vi) on June 5, 2002 settlement of any remaining balance, estimated at $27,983 as of March 31, 2002, in the form of common stock at an assigned value of $0.03 per share. Any difference between the fair market value of the common stock and the assigned value will be recorded as an expense. As of the date of the filing of the June 30, 2002 10QSB, no common stock has been issued to settle the remaining balance.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                            (UNAUDITED AND RESTATED)


(7)  Correction of an error

The accompanying financial statements for the period ended March 31, 2002 have been restated to correct errors recording non-cash stock compensation, valuation of the leasehold settlement obligation, and deferred compensation. The effect of the restatement was to decrease net (loss) for the quarter ended March 31, 2002 by $47,433, or $0.00 per share.

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

     The unaudited financial statements at March 31, 2002 and for the three months then-ended have been restated to correct errors recording non-cash stock compensation, valuation of the leasehold settlement obligation and deferred compensation. The effect of the restatement was to decrease net loss for the quarter by $47,433 or $0.00 per share.

Results of Operations

     For the three months ended March 31, 2002, we realized a net loss of $239,460, or $.02 per share, on no revenue. This compares to a loss of $416,212 on revenue of $121,473 for the first three months of 2001. During the first quarter of 2001, we reported relatively minor sales from our apparel business. We were essentially dormant during the first three months of 2002, while we continued investigation of opportunities to convert our historical apparel business to an e-commerce model and to supplement our existing business with operations in other industries. Our historical operations in the apparel industry have essentially been suspended until we can evaluate the desirability of that business.

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

     During the first quarter of 2002, we continued to incur relatively minor administrative expenses. We had no cost of sales, as we had no revenue. Our largest expenses were related to general and administrative expenses. Our Chief Executive Officer accrued $25,000 of salary for the quarter, representing a significant portion of our general and administrative expenses. We also issued our CEO common stock with a value of $120,000 in connection with his appointment as our CEO in January of this year. The value of the common stock was based on the quoted trading price of our stock at the time of the issuance. As of March 31, 2002, we recorded $15,000 as compensation expense and $105,000 as deferred compensation related to this transaction.

     Rent and other overhead are very minor, and are expected to continue in that fashion until we identify an operating business to organize or acquire. Other than incidental expenses primarily associated with our office facilities and our reporting obligation as a public company, and the compensation to our CEO and former CEO, our only other expense for the quarter was the issuance of common stock and other consideration for settlement of an office lease obligation to our former landlord in Colorado Springs. The value of this stock was $43,333, also based on the trading price of our common stock at the time of issuance. The total value of the lease settlement was $135,000, which included the stock issuance, payment of cash, assignment of equipment, inventory and accounts receivable. We may be obligated to settle the remaining balance of approximately $28,000 through the payment of additional common stock based on a value of $.03 per share. Overall, however, our general and administrative expenses were reduced by $126,420 from the first quarter of 2001 to the comparable period of 2002.

Liquidity and Capital Resources

     Our capital and liquidity at March 31, 2002 declined from December 31, 2001 and we continued to suffer from a lack of financial resources at that time. Working capital at March 31, 2002 decreased $144,117, or 242%, from year-end December 31, 2001. At March 31, 2002, we had substantially no cash, no other current assets and no current source of capital. We also reported a negative shareholders' equity, which means that our total assets were less than our total liabilities by $84,667 and our shareholders would receive nothing in a liquidation. Our current liabilities of $85,067 consisted mainly of accounts payable to our vendors, including service professionals who assist with our reporting obligations. We believe that our continued existence is dependent on our ability to raise additional capital and to achieve profitable operations.

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


                           Part II: Other Information

Item 2: Changes in Securities

     During the period covered by this report, the Company issued a total of 2,503,333 shares of its common stock in three transactions that were not registered under the Securities Act of 1933. In January 2002, we issued 1,200,000 shares to our Chairman for compensation pursuant to the terms of an employment agreement between us. The shares were issued at a price of $0.10 per share, or a total of $120,000, based upon the trading price of the Company's common stock at January 7, 2002. The Company also issued 803,333 shares to its former Chairman in settlement of an office lease obligation and for past services rendered each at a value of $.10 per share. Finally, the Company issued an additional 500,000 shares to a consultant for future services. All of these transactions were valued at the market price of the common stock on the date of the issuance.

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

Item 6: Exhibits and Reports on Form 8-K

          A.   Exhibits

               99.1  Chief  Executive   Officer  and  Chief  Financial   Officer
               certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          B.   Reports on Form 8-K

               The Company filed a Current Report dated January 11, 2002 reporting a change in control of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FTS APPAREL, INC.



Date:  August 20, 2002       By: /s/ Scott Gallagher
                                ------------------------------------------------
                                Scott Gallagher, President
                               (Chief Executive and Principal Financial Officer)