Form 10QSB
period 2002-06-30
FTS APPAREL INC
filed 2002-08-22
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


                                 (215) 369-9979
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ---       ---

The number of shares outstanding of each of Issuer's classes of common equity as of August 19, 2002 is set forth below:

Common Stock, par value $.001                                      11,149,284
-----------------------------                                   ----------------
      Title of Class                                            Number of Shares


Transitional Small Business Disclosure Format   Yes        No X
                                                   ---       ---

                                FTS Apparel, Inc.

                                      Index


                                     Part I
                                     ------

                                                                           Page
                                                                           ----

Item 1.  Financial Statements

         Balance Sheet as of June 30, 2002 (unaudited)                       1

         Statements of Operations for the Three and Six Months
         Ended June 30, 2002 and 2001 (unaudited)                            2

         Statements of Cash Flows for the Six Months Ended .
         June 30, 2002 and 2001 (unaudited)                                  3

         Notes to Financial Statements (unaudited)                           4

Item 2.  Management's Discussion and Analysis or Plan of Operation           6


                      Part II

Item 6.  Exhibits and Reports on Form 8-K                                    8


         Signatures
                                                                             9

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
      Cash                                                          $       380
                                                                    ===========



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $     9,101
      Accounts payable and accrued expenses - related parties            95,588
      Operating advances from officer                                     6,284
      Lease settlement payable                                           27,983
                                                                    -----------

                 Total current liabilities                              138,956
                                                                    -----------


STOCKHOLDERS' (DEFICIT)
      10% Convertible preferred stock, Series A, $0.01 par value,
        150,000 shares authorized, 50,000 shares issued
        and outstanding                                                  50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized                                                  --
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 11,149,284 shares issued and outstanding             11,149
      Additional paid in capital                                      4,522,292
      Deferred compensation                                            (160,000)
      Accumulated (deficit)                                          (4,562,017)
                                                                    -----------

                                                                       (138,576)
                                                                    -----------

                                                                    $       380
                                                                    ===========

   The notes to financial statements are an integral part of these statements

                                FTS APPAREL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           -----------------------------   -----------------------------
                                                           JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
                                                           ------------    ------------    ------------    ------------
 REVENUES
     Sales of merchandise                                  $       --      $    212,897    $       --      $    330,940
     Trade agreements                                              --             1,235            --             4,665
                                                           ------------    ------------    ------------    ------------
                                                                   --           214,132            --           335,605

 COST OF GOODS SOLD                                                --           224,222            --           318,137
                                                           ------------    ------------    ------------    ------------

 GROSS PROFIT                                                      --           (10,090)           --            17,468
                                                           ------------    ------------    ------------    ------------

 GENERAL AND ADMINISTRATIVE EXPENSES
     Settlement of lease obligation                                --              --           135,234            --
     Non-cash stock compensation                                   --              --            52,000            --
     Selling, general and administrative expenses                68,909         283,555         121,135         649,435
                                                           ------------    ------------    ------------    ------------
                                                                 68,909         283,555         308,369         649,435
                                                           ------------    ------------    ------------    ------------

 (LOSS) FROM OPERATIONS                                         (68,909)       (293,645)       (308,369)       (631,967)
                                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                               --               957            --             3,280
     Interest expense                                              --              --              --              (213)
     Loss on write-down of inventory                               --              --              --           (80,000)
                                                           ------------    ------------    ------------    ------------
                                                                   --               957            --           (76,933)
                                                           ------------    ------------    ------------    ------------

NET (LOSS)                                                 $    (68,909)   $   (292,688)   $   (308,369)   $   (708,900)
                                                           ============    ============    ============    ============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
    (BASIC AND DILUTED)                                      11,149,284       8,598,451      10,643,188       8,550,951
                                                           ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)            $      (0.01)   $      (0.03)   $      (0.03)   $      (0.08)
                                                           ============    ============    ============    ============

   The notes to financial statements are an integral part of these statements

                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  SIX MONTHS ENDED
                                                               ----------------------
                                                                JUNE 30,     JUNE 30,
                                                                  2002        2001
                                                               ---------    ---------
OPERATING ACTIVITIES
         Net cash (used in) operating activities               $ (50,140)   $(312,190)
                                                               ---------    ---------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                    --         (2,940)
                                                               ---------    ---------
         Net cash (used in) investing activities                    --         (2,940)
                                                               ---------    ---------

FINANCING ACTIVITIES
     Operating advance from officer                                6,284         --
     Payment of preferred dividends                                 --         (1,411)
                                                               ---------    ---------
         Net cash provided by (used in) financing activities       6,284       (1,411)
                                                               ---------    ---------

         Net (decrease) in cash                                  (43,856)    (316,541)

CASH AT BEGINNING OF PERIOD                                       44,236      327,425
                                                               ---------    ---------

CASH AT END OF PERIOD                                          $     380    $  10,884
                                                               =========    =========


   The notes to financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

(3)  Reclassifications

Certain amounts from the six months ended June 30, 2001 financial statements have been reclassified to conform to the current period presentation.

(4)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002 the Company incurred a net loss of $308,369 and has working capital and stockholders' deficits of $138,576 at June 30, 2002.

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

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


(5)  Stockholders' (Deficit)

On January 5, 2002 the Company issued 433,333 shares of common stock valued at $43,333 pursuant to the lease settlement agreement (Note 6). These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On January 7, 2002 the Company issued 1,200,000 shares of common stock pursuant to a 2-year employment agreement with its new President and Chief Executive Officer. These shares were valued at their fair market value on the date the Company agreed to issue the shares. As of June 30, 2002 the Company had recorded $90,000 as deferred compensation for services to be received through January 6, 2004.

On January 11, 2002 the Company issued 370,000 shares of common stock valued at $37,000 to its former President for services rendered during the quarter ended March 31, 2002. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On February 1, 2002 the Company issued 500,000 shares of common stock valued at $70,000 for services to be performed beginning September 2002. These shares were valued at their fair market value on the date the Company agreed to issue the shares and will be adjusted for changes in fair market value at subsequent measurement dates. As of June 30, 2002 the Company had recorded $70,000 as deferred compensation for services to be received through September 2003.

(6)  Lease Settlement

On January 5, 2002, the Company entered into a lease settlement agreement with the former President whereby, for forgiving a one-year lease obligation for office space, the former President received the following: (i) all cash on hand at January 5, 2002, (ii) assignment of all equipment and inventory remaining in the office, (iii) assignment of all uncollected accounts receivable as of January 5, 2002, (iv) issuance of 433,333 shares of common stock, (v) accrual of interest on the remaining balance at the rate of 12% per annum, and (vi) on June 5, 2002 settlement of any remaining balance, estimated at $27,983 as of June 30, 2002, in the form of common stock at an assigned value of $0.03 per share. Any difference between the fair market value of the common stock and the assigned value will be recorded as an expense. As of the date of the filing of the June 30, 2002 10QSB, no common stock has been issued to settle the remaining balance.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

     The following discussion and analysis covers material changes in the financial condition of FTS Apparel, Inc. (the "Company" or "us") since year end December 31, 2001 and a comparison of the results of operations for the three and six months ended June 30, 2002 to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2001.

Results of Operations

     For the six months ended June 30, 2002, we realized a net loss of $308,369, or $.03 per share, on no revenue. This compares to a loss of $631,967 on revenue of $335,605 for the first six months of 2001. Results for the three months ended June 30, 2002 were a loss of $68,909 on no revenue compared to a loss of $293,645 on revenue of $214,132 for the second quarter of 2001. Thus, our losses for the three and six months ended June 30, 2002 were reduced from the comparable periods of 2001, even though we had no revenue during the current year.

     We were essentially dormant during the first six months of 2002, while we continue investigation of opportunities to convert our historical apparel business to an e-commerce model and to supplement our existing business with operations in other industries. Our revenue and results of operation for the first six of months of 2001, and in fact all of 2001, were unsatisfactory, prompting us to refocus our business. We have commenced development of a new web site to market our apparel products over the Internet, but the site is still incomplete. We anticipate that it will be completed in the third quarter of the current fiscal year.

     During the second quarter of 2002, we continued to incur relatively minor administrative expenses. We had no cost of sales, as we had no revenue. Our expenses were further reduced from the first quarter of this year, as we eliminated some special expenses associated with our former operations in Colorado. As a result of these reductions and our reduced operations, general and administrative expenses for the second quarter of 2002 were reduced $214,646 from the first quarter of 2001. General and adminstrative expenses were reduced a total of $341,066 during the first six months of this year compared to the comparable period of 2001.

     Other than incidental expenses primarily associated with our reporting obligation as a public company and the compensation to our CEO, expenses are very minor. Rent and other overhead are very minor, and are expected to continue in that fashion until we identify an operating business to organize or acquire. Our largest expense is the salary accrued for our Chief Executive Officer.

Liquidity and Capital Resources

     Our capital and liquidity position at June 30, 2002 continued to decline from December 31, 2001. Working capital at June 30, 2002 decreased $198,036, or 333%, from year-end December 31, 2001. At June 30, 2002, we had substantially no cash, no other current assets and no current source of capital. We also reported a negative shareholders' equity, which means that our total assets were less than our total liabilities and our shareholders would receive nothing in the event of a liquidation. Our current liabilities of $138,956 consist mainly of accrued salary to our CEO and accounts payable to our vendors, including service professionals who assist with our reporting obligations. We believe that our continued existence is dependent on our ability to raise additional capital and to achieve profitable operations.

     Our operations used $50,140 of cash during the first six months of 2002. This cash was spent primarily on payment of general and administrative expenses, discussed above. In the process of paying those expenses, we extinguished substantially all of our cash and relied in part on a short-term advance from our CEO to fund cash requirements. In the future, we hope to obtain funding from equity sales, although no firm commitments have been made. We believe that the success of any future financings will depend in part on our success in building a business model which is attractive to third parties.

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

                           Part II: Other Information


Item 6: Exhibits and Reports on Form 8-K

          A.   Exhibits.

               99.1  Chief  Executive   Officer  and  Chief  Financial   Officer
               certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          B.   Reports on Form 8-K

               None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FTS APPAREL, INC.



Date:  August 20, 2002              By: /s/ Scott Gallagher
                                       -----------------------------
                                       Scott Gallagher, President
                                       (Principal Financial Officer)