Form 10QSB
period 2002-09-30
FTS APPAREL INC
filed 2002-11-25
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to _______________________


                         Commission File Number 0-24829


                                FTS APPAREL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                        84-1416864
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


301 Oxford Valley Road, Suite 1202, Yardley, PA                       19067
-------------------------------------------------                    ----------
   (Address of principal executive office)                           (Zip Code)

                                 (215) 369-9979
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X      No
                                        ---       ---

The number of shares outstanding of each of Issuer's classes of common equity as of November 22, 2002 is set forth below:

    Common Stock, par value $.001                          14,539,330
    -----------------------------                       ------------------
          Title of Class                                 Number of Shares


Transitional Small Business Disclosure Format   yes        no X
                                                   ---       ---

                                FTS Apparel, Inc.

                                      Index


Part I                                                                Page
                                                                      ----
Item 1. Financial Statements

        Balance Sheet as of September 30, 2002 (unaudited)             1

        Statements of Operations for the Three and Nine Months
        Ended September 30, 2002 and 2001 (unaudited)                  2

        Statements of Cash Flows for the Nine Months Ended
        September 30, 2002 and 2001 (unaudited)                        3

        Notes to Financial Statements (unaudited)                      4

Item 2. Management's Discussion and Analysis or Plan of Operation      7


                                           Part II

Item 2. Changes in Securities and Use of Proceeds                      9

Item 5. Other Information                                             10

        Signatures                                                    11

        Certification                                                 12

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
      Cash                                                          $     4,379
      Inventory                                                           2,252
                                                                    -----------
                Total current assets                                      6,631
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                               4,107
                                                                    -----------

OTHER ASSETS
      Deferred offering costs                                           141,000
      Deposit                                                               900
                                                                    -----------
                Total other assets                                      141,900
                                                                    -----------

                                                                    $   152,638
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $    15,281
      Accounts payable and accrued expenses - related parties           141,955
      Operating advances from officer                                       860
      Lease settlement payable                                            7,750
                                                                    -----------
                Total current liabilities                               165,846
                                                                    -----------


STOCKHOLDERS' (DEFICIT)
      10% Convertible preferred stock, Series A, $0.01 par
        value, 150,000 shares authorized, 50,000 shares issued
        and outstanding                                                  50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized                                                  --
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 13,259,331 shares issued and outstanding             13,259
      Additional paid in capital                                      4,803,140
      Deferred compensation                                             (75,000)
      Accumulated (deficit)                                          (4,804,607)
                                                                    -----------

                                                                        (13,208)
                                                                    -----------

                                                                    $   152,638
                                                                    ===========

The notes to the financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    ----------------------------    ----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------

 REVENUES
    Sales of merchandise                            $       --      $    172,409    $       --      $    503,349
    Trade agreements                                        --              --              --             4,665
                                                    ------------    ------------    ------------    ------------
                                                            --           172,409            --           508,014

COST OF GOODS SOLD                                          --           144,863            --           463,000
                                                    ------------    ------------    ------------    ------------

GROSS PROFIT                                                --            27,546            --            45,014
                                                    ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Settlement of lease obligation                         --              --           135,234            --
     Non-cash stock compensation                         174,407            --           241,407            --
     Selling, general and administrative expenses         68,183         284,142         174,318         933,577
                                                    ------------    ------------    ------------    ------------
                                                         242,590         284,142         550,959         933,577
                                                    ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                                  (242,590)       (256,596)       (550,959)       (888,563)
                                                    ------------    ------------    ------------    ------------

OTHER INCOME(EXPENSE)
    Interest income                                         --               142            --             3,423
    Interest expense                                        --              (411)           --              (624)
   Loss on write-down of inventory                          --           (31,979)           --          (111,979)
                                                    ------------    ------------    ------------    ------------
                                                            --           (32,248)           --          (109,180)
                                                    ------------    ------------    ------------    ------------

NET (LOSS)                                          $   (242,590)   $   (288,844)   $   (550,959)   $   (997,743)
                                                    ============    ============    ============    ============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
   (BASIC AND DILUTED)                                11,271,267       8,645,951      10,629,127       8,759,951
                                                    ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)     $      (0.02)   $      (0.03)   $      (0.05)   $      (0.11)
                                                    ============    ============    ============    ============

The notes to the financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2002           2001
                                                               ---------       ---------

OPERATING ACTIVITIES
         Net cash (used in) operating activities               $ (81,117)      $(309,855)
                                                               ---------       ---------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                  (4,600)         (2,940)
                                                               ---------       ---------
         Net cash (used in) investing activities                  (4,600)         (2,940)
                                                               ---------       ---------

FINANCING ACTIVITIES
     Proceeds from sale of common stock                           45,000            --
     Operating advance from officer                                6,284            --
     Payments on advances from officer                            (5,424)           --
     Payment of preferred dividends                                 --            (1,411)
                                                               ---------       ---------
         Net cash provided by (used in) financing activities      45,860          (1,411)
                                                               ---------       ---------

         Net (decrease) in cash                                  (39,857)       (314,206)

CASH AT BEGINNING OF PERIOD                                       44,236         327,425
                                                               ---------       ---------

CASH AT END OF PERIOD                                          $   4,379       $  13,219
                                                               =========       =========

The notes to the financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



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

(3)  Reclassifications

Certain amounts from the September 30, 2001 financial statements have been reclassified to conform to the current period presentation.

(4)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2002 the Company incurred a net loss of $550,959 and has working capital and stockholders' deficits of $159,215 and $13,208, respectively, at September 30, 2002. In addition, the Company currently has no revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5)  Stockholders' (Deficit)

On January 5, 2002 the Company issued 433,333 shares of common stock valued at $43,333 pursuant to the lease settlement agreement (Note 6). These shares were valued at their fair market value on the date the Company agreed to issue the shares. The non-cash stock compensation expense of $43,333 has been recorded as a lease settlement expense in the statement of operations.

On January 7, 2002 the Company issued 1,200,000 shares of common stock pursuant to a 2-year employment agreement with its new President and Chief Executive Officer. These shares were valued at their fair market value of $120,000 on the date the Company agreed to issue the shares. As of September 30, 2002 the Company had recorded $75,000 as deferred compensation for services to be received through January 6, 2004.

On January 11, 2002 the Company issued 370,000 shares of common stock valued at $37,000 to its former President for services rendered during the quarter ended March 31, 2002. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On February 1, 2002 the Company issued 500,000 shares of common stock valued at $70,000 for services to be performed beginning September 2002. However, during September 2002 the contract was voided and the shares of common stock were returned to the Company for cancellation.

The Company completed two private placements during the quarter ended September 30, 2002. The Company sold 900,000 shares of common stock at $0.05 per share, for gross proceeds of $45,000. Of these shares, 300,000 were sold to a related party and the Company recognized $18,000 of non-cash stock compensation for the difference between the fair market value of the shares and the cash received.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


On August 28, 2002, the Company issued 700,000 shares of its common stock for services rendered in filing a registration statement with the Securities and Exchange Commission. These shares were valued at their fair market value on the date the Company agreed to issue the shares. The Company recorded $126,000 of non-cash stock compensation costs, which have been accounted for as deferred offering costs. In addition, the Company expended cash of $15,000 for services rendered in filing this registration statement with the Securities and Exchange Commission.

On September 20, 2002, the Company had settled a portion of their lease settlement liability (see Note 6). The Company issued 1,010,047 shares of its common stock to reduce the liability by $20,233 and pay interest of $2,318. These shares were valued at their fair market value on the date the Company agreed to issue the shares. The Company recorded non-cash stock compensation expense of $141,407 for the period ended September 30, 2002.

(6)  Lease Settlement

On January 5, 2002, the Company entered into a lease settlement agreement with the former President whereby, for forgiving a one-year lease obligation for office space, the former President received the following, with an aggregated value of $91,901: (i) all cash on hand at January 5, 2002, (ii) assignment of all equipment and inventory remaining in the office, (iii) assignment of all uncollected accounts receivable as of January 5, 2002, (iv) issuance of 433,333 shares of common stock, (v) accrual of interest on the remaining balance at the rate of 12% per annum, and (vi) on June 5, 2002 settlement of any remaining balance, estimated at $27,983 in the form of common stock at an assigned value of $0.03 per share. On September 20, 2002 the Company issued 1,010,047 shares of common stock to settle a portion of the liability (see Note 5). The Company anticipates settling the remaining liability of $7,750 before December 31, 2002.

(7)  Subsequent event

On October 17, 2002 the Company entered into a non-binding letter of intent to merge with SMC Environmental Corp. (SMC) on or before December 1, 2002. Under the terms of the agreement the Company would acquire all of the issued and outstanding stock of SMC in exchange for convertible preferred stock that can be converted into 45% of the Company's issued and outstanding common stock at the closing. SMC will be granted additional shares of convertible preferred stock based on meeting certain revenue goals, which could result in SMC owning preferred shares sufficient to exchange the preferred shares for up to 70% of the issued and outstanding common stock of the Company. The Company would also provide SMC $300,000 for working capital.

On November 12, 2002, the Company issued 1,279,999 shares of its common stock in exchange for accrued salaries of $75,000 and accrued expenses of $7,500.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

     The following discussion and analysis covers material changes in the financial condition of FTS Apparel, Inc. (the "Company" or "us") since year end December 31, 2001 and a comparison of the results of operations for the three and nine months ended September 30, 2002 to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's
Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2001.

Results of Operations

     During the nine months ended September 30, 2002, the Company was substantially dormant from an operating standpoint. During the last three months of that period, its activities were limited to negotiating the principal terms of a merger agreement, as well as certain administrative activities.

     On October 17, 2002, the Company executed a non-binding Letter of Intent ("LOI") with SMC Environmental Corp. ("SMC") pursuant to which that entity would be merged with and into the Company. SMC is an environmental engineering and remediation firm headquartered in the State of Connecticut. Since the beginning of the year, we have been investigating opportunities to supplement our operations, and this LOI represents a step in that direction.

     Pursuant to the terms of the LOI, the Company would issue the shareholders of SMC preferred stock convertible into 45% of the Company's common stock outstanding at closing of the transaction. The shareholders of SMC could earn additional preferred stock convertible up to an additional 25% of the Company's common stock outstanding at closing, based on certain revenue benchmarks. The Company also agreed to provide $300,000 in working capital at closing.

     Consummation of the proposed merger with SMC is subject to a number of contingencies, including negotiation and execution of a definitive agreement and continuing due diligence. Closing of the merger is presently anticipated prior to completion of the year, although there is no assurance that closing will occur.

     For the nine months ended September 30, 2002, the Company realized a net loss of $550,959, or $.05 per share, on no revenue. This compares to a net loss of $997,743, or $.11 per share, on revenues of $508,014 for the nine months ended September 30, 2001. For the three months ended September 30, 2002, we reported a net loss of $242,590, or $.02 per share, on no revenues, compared to a loss of $288,844, or $.03 per share, on revenues of $172,409 for the comparable period ended in 2001. Thus, while we had no revenue during the current year, we reduced our net loss from comparable periods in the prior year.

     Our general and administrative expenses have been reduced substantially from 2001. For the nine months ended September 30, 2002, we reported $174,000 of general and administrative expenses, compared to $934,000 for the nine months ended September 30, 2001. This decrease is primarily attributable to closing our offices in Colorado and curtailment of our merchandising. However, the decrease in general and administrative expenses was partially offset by an increase on non-cash compensation, as we utilized our stock for currency to reduce our cash expenditures. For the nine months ended September 30, 2002, we reported $241,000 in stock compensation expense. These expenses include settlement of an outstanding lease obligation for our offices in Colorado and services provided by our present and former President. We also issued 700,000 shares of common stock in connection with a contemplated financing. (See Part II, Item 2, below)

Liquidity and Capital Resources

     Our capital and liquidity position at September 30, 2002 continued to decline from December 31, 2001. Working capital at September 30, 2002 decreased $218,675, or 367%, from year-end December 31, 2001. At September 30, 2002, we had little cash, few other current assets and no current source of capital. We also reported a negative shareholders' equity, which means that our total assets were less than our total liabilities and our shareholders would receive nothing in the event of a liquidation.

     Our current liabilities of $165,846 consist mainly of accrued salary to our CEO and accounts payable to our vendors, including service professionals who assist with our reporting obligations. We believe that our continued existence is dependent on our ability to raise additional capital and to achieve profitable operations. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern.

     Our operations used $81,117 of cash during the first nine months of 2002. This cash was spent primarily on payment of general and administrative expenses, discussed above. We also spent cash on a proposed equity financing which has been postponed until a later date. In the process of paying those expenses, we extinguished substantially all of our cash and relied in part on a short-term advance from our CEO to fund cash requirements. We also raised $45,000 in cash during our third quarter through the sale of stock in a private placement (See
Part II, Item 2 of this report). In the future, we hope to obtain funding from equity sales, although no firm commitments have been made. We believe that the success of any future financings will depend in part on our success in building a business model which is attractive to third parties. We hope that the proposed merger with SMC will provide that model, as well as cash flow to finance our future operations.

Cautionary Note Regarding Forward-Looking Statements

     In connection  with the safe harbor  provisions  of the Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Factors that could cause actual results to differ materially include, among others set forth in the Company's Annual Report on Form 10-KSB, the following: acceptability of the Company's products in the retail market place, general economic conditions, receipt of sufficient working capital, our success in identifying and acquiring one or more successful businesses and closing of proposed business transactions. Most of these factors are outside the control of the Company. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

                           Part II: Other Information

Item 2: Changes in Securities and Use of Proceeds

     During the period covered by this report, we issued a total of 2,610,047 shares of our common stock, which issuances were not registered under the Securities Act of 1933 (the "Securities Act"). Subsequent to the end of the third quarter, we issued an additional 1,279,999 shares in a series of transactions that were not registered under the Securities Act.

     The following table summarizes the dates of the transactions, the shares issued, and a brief description of the transactions in which such securities were issued:

Date                    No. of Shares of Common Stock       Type of Transaction
-------------------    ------------------------------    -----------------------
August 28, 2002                  700,000                       Services
-------------------    ------------------------------    -----------------------
September 20, 2002             1,010,047                       Lease settlement
-------------------    ------------------------------    -----------------------
October 17, 2002                 900,000                       Private placement
-------------------    ------------------------------    -----------------------
November 12, 2002              1,279,999                       Services
-------------------    ------------------------------    -----------------------
Total                          3,890,046
-------------------    ------------------------------    -----------------------

     The shares issued in August of 2002 were issued in connection with a proposed equity placement. Of the total 700,000 shares, 600,000 shares were issued to an investment banking firm and 100,000 shares were issued to an attorney for services rendered in connection with that proposed placement. All of the shares were valued at $.18 per share in that transaction, and were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. We had a pre-existing relationship with the purchasers of those shares, and each individual or entity was able to fend for himself or itself in the transaction.

     In September 2002, we issued 1,010,047 shares to our former president as part of the settlement of a pre-existing lease obligation for our prior office space in the State of Colorado. Shares issued in that transaction were valued at $.03 per share pursuant to a previous agreement with that individual. The shares were issued in a transaction exempt from registration under the Securities Act pursuant to the provisions of Rule 506 of Regulation D, in that the individual was an accredited investor.

     In October 2002, we issued 900,000 shares to a small group of individuals and entities in two private placements for cash at a price of $.05 per share. These placements were conducted directly through our officers and directors, and no underwriter was utilized. This offering was also conducted pursuant to the exemption provided by Rule 506, in that all of the offerees were accredited investors.

     Finally, in a transaction completed in November 2002, we issued a total of 1,279,999 shares to our officers and directors in payment of services provided to the Company. These shares were valued at $.06 per share, the prevailing market price of our stock at the time of the transaction. These transactions were completed pursuant to the exemption provided by Section 4(2), in that each individual had a pre-existing relationship with the Company and was able to fend for himself or itself in the transaction.

Item 5:  Other Information

     See Item 2., Management's Discussion and Analysis or Plan of Operation, for a description of a Letter of Intent executed by the Company during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FTS APPAREL, INC.



Date: November 22, 2002            By: /s/ Scott Gallagher
                                       -----------------------------------------
                                       Scott Gallagher, President
                                       (Chief Executive and
                                       Principal Financial Officer)

                                  CERTIFICATION


     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Scott Gallagher provides the following certification.

     I, Scott Gallagher, President (Chief Executive) and Principal Financial Officer of FTS Apparel, Inc. ("Company"), certifies that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 22, 2002                              /s/ Scott Gallagher
      -----------------                              --------------------------
                                                     Scott Gallagher, President
                                                     and Principal Financial