Form 10KSB
period 2002-12-31
FTS APPAREL INC
filed 2003-04-11
CIK 1062663

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number 0-24829
                                                -------

                                FTS APPAREL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                                84-1416864
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)


301 Oxford Valley Rd., Suite 1202, Yardley, Pennsylvania               19067
--------------------------------------------------------              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (215) 369-9979
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock, $.001 par value
                          -----------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the most recent fiscal year were $0.

The aggregate market value of the 3,456,402 shares of common stock held by Non-affiliates of the Company as of March 6, 2003 was $587,588.34 based upon the last reported sale of the common stock of $.17 per share on March 5, 2003.

The total number of shares of issuer's common equity as of April 8, 2003 was 17,180,240.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format:   Yes [ ]   No  [X]

                           Forward Looking Statements


  This  report  includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

ITEM 1.  BUSINESS

History

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

     In conjunction with this change in control, our principal executive and administrative offices were moved to Pennsylvania. Our current address is 301 Oxford Valley Rd., Suite 1202, Yardley, Pennsylvania 19067.

Description of Business

     Historically we have been in the brick-and-mortar business of designing and selling designer/casual sportswear and accessories, focusing on athletic and casual lifestyle clothing. We identify our merchandise with the "Flip The Switch" and "FTS" trademarks and logos. We market our products with a sports orientated approach, primarily by endorsements from professional athletes and sports personalities. Our product line included shirts, jackets, vests, pants and caps in various styles and colors that we believe are attractive and appealing to our target market of young consumers. In connection with the change in control of our management in January 2002, we decided to explore the opportunities, if any, of acquiring other operating companies and/or expanding our business model to include an e-commerce infrastructure.

     Our investigation to date has revealed that attractive opportunities are still available in the technology and wireless industries. Accordingly, we intend to evaluate one or more companies in an effort to identify a company that offers high profit margin with little downside risk.

     On February 14, 2003, pursuant to an Asset Purchase Agreement dated as of February 14, 2003 (the "Purchase Agreement") by and between us and Simply Cellular, Inc., a Florida corporation (the "Seller"), we acquired substantially all of the assets of the Seller's wireless cellular service and accessories store, as well as the sellers e-commerce web store www.CellularDeals.com. We intend to continue to use the acquired assets as a platform for future growth. The purchase price consisted of $70,000 of cash. Funds for the acquisition were obtained via our sale of 6% convertible debentures. We intend to continue to operate the cellular phone business with a view towards growth and expansion.

     Another avenue that we are exploring is to adapt our historical apparel business to an e-commerce business model. In this concept, we would offer the merchandise that we have sold historically to consumers exclusively on the Internet through a web site. This would reduce the overhead associated with the need to maintain a staff of sales, order processing and distribution personnel. While this project is in the early stages of exploration, we believe that this would be an attractive way to use our intellectual property more effectively than we have in the past.

Apparel Services

Production
----------

     In the past we have contracted with independent overseas and domestic Manufacturers for production of our merchandise, whose products we have tested And approved. In the future, should we receive orders, we intend to continue to outsource these functions. We currently have the ability with outside
consultants,  to   design  and  produce  all  of our products, including style,
color   and   materials.   We   believe   that   we  produce   high quality
garments and accessories to appeal to the discriminating consumer. Our current manufacturers have performed to our standards in terms of quality, cost and time of manufacturing and delivery, however, we do not maintain written contracts with our manufacturers. We believe that our current manufacturers, or others who will be able to provide services of equal quality, will be able to fill our
orders,   if   any.

     The  products  that  we  have  had  produced  to  date  are:

     o    golf  shirts
     o    t-shirts
     o    long  sleeve  shirts
     o    sweat  shirts
     o    fleece  jackets
     o    pants
     o    shorts
     o    caps

     We place our larger orders, if any, with overseas manufacturers when we are able to plan in advance. These manufacturers have more favorable prices but take longer to fill our orders and deliver our products. For smaller custom orders that are required on short notice, such as for tournaments and team sales, we use a local New Jersey manufacturing company that can manufacture the clothing on short notice. Our principal suppliers and manufacturers include:

(a) RiversEdge Printing in Point Pleasant, New Jersey and

(b) MajesticWest, based in Colorado.

     All of our design work is contracted out to independent contractors as is the manufacturing of all of our products. We believe this allows us to control and monitor our cost structure. We intend to sell our products through (i) our group of Internet sites located at www.Flip.tv, www.FlipTheSwitch.TV and www.FTSApparel.com scheduled for launch later this year and (ii) through a mail order catalog that we intend to produce. We also intend to possibly develop a retail sales channel by selling our products to local and national retail establishments; however, we have no agreements to do so as of yet.

Marketing
---------

     In the past, the focus of our marketing historically has been through the use of professional athletes and celebrity personalities wearing and promoting our clothing. We had been successful in signing several of these endorsement personalities particularly because several members of our former management were professional baseball players and had contacts with these athletes. We do not have any signed endorsement contracts with any athletes, but the athletes listed below have promoted our apparel line because of the personal relationship with the members of our former management. These athletes include professional football players, baseball players, boxers and popular former professionals such as:

     Michael Grant, Ed McCaffrey, Rod Smith, Bill Romanowski- Oakland Raiders Eddie George, Trevor Hoffman, Floyd Mayweather, Reggie Johnson, Tim Dwight, Chad Brown, Billy Wagner, and Pokie Reese.

These athletes have not endorsed our products since the fiscal year ended December 31, 2001 and we may not be able to engage them to endorse our products in the future.

    We  also market  our  products  in  the  following  manner:

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

Distribution  and  Sales
------------------------

     The focus of our distribution and sales has been through retail department, specialty and sporting goods stores. We are dependent on sales in these markets to achieve the sale volumes we need to be profitable. We have had no material sales since the fiscal year ended December 31, 2002.

     Retail Store Sales. Our products have historically been sold primarily through department stores, specialty stores and sporting goods stores. In 2000, we were successful in placing our merchandise in JC Penny, a major national retailer. However, due to the disappointing results of that placement, we have been unable to renew that relationship since 2001. The sales potential for retailers varies greatly as their locations range from kiosks to department stores. The retail stores where our products have been sold include:

     o    Department  Stores  -  JC  Penney  and  Elder  Beerman
     o Sporting Good Stores - Gart Sports, Copper Rivet, Finish Line and Shoe Extreme
     o    Nutrition  Stores  -  Will  Power  Nutrition  and  Advanced  Nutrition

Our products have not been sold in these stores since the fiscal year ended December 31, 2001. In 2003 we experienced a restructuring and did not sell any apparel products.

     Team Sales. In the past we marketed our products to amateur sports teams, mostly in the Colorado Springs and Colorado Front Range region, where our headquarters were formerly located and where we had the most local contacts and exposure. These customers were mostly soccer, hockey, football and baseball clubs and teams.

Trademark
---------

     We believe that the distinctiveness of our clothing and accessories lies in our "Flip The Switch" concept. We have filed Trademark registration applications with the U.S. Patent and Trademark Office (the "USPTO"). Registration for our "Flip The Switch" trademark has been approved by the USPTO (Trademark No. 2493173). Registration for a design has been also been approved (Trademark No. 2456035). Registration for a second design Serial # 76-191249 has been "allowed" as of April 23, 2002 by the USPTO. An opposition has been filed by Propet Usa, Inc. against the federal registration for our "FTS" trademark, but we do not believe this opposition has merit and have contacted Propet Usa, Inc to attempt and resolve this matter.

Wireless Communications Business

     On February 14, 2003, pursuant to an Asset Purchase Agreement dated as of February 14, 2003 (the "Purchase Agreement") by and between us and Simply Cellular, Inc., a Florida corporation (the "Seller"), we acquired substantially all of the assets of the Seller's wireless service and accessories store and web site. We intend to continue to use the acquired assets for the same use. The purchase price consisted of $70,000 of cash. Funds for the acquisition were obtained via our sale of 6% convertible debentures. We intend to continue to operate the wireless phone business with a view towards growth and expansion.

     In March 2003, we incorporated a new Florida company, FTS Wireless, Inc. into which we intend to transfer our wireless phone business assets into. Through our store located in Tampa, Florida, and our web site www.CellularDeals.com we sell a wide range of products, accessories and components for wireless phones, including batteries, chargers, antennas and more.

     Products. We currently sell products including, but not limited to, rechargeable batteries, personal and portable hands free kits, hands free installation kits, portable and vehicle antennas, in-car and travel chargers, fashionable accessory faceplates and colored housings for cellular phones, plain and colored phone carrying cases and two-way and pager accessories.

     Cellular phones are an integrated communications system that integrate wired, wireless, exchange equipment. The Mobile/Cellular telephones are composed of a mobile telephone exchange center, base station and mobile station. Currently, there are two kinds of mobile cellular telephones, (a) the simulated mobile telephone and (b) the digital mobile telephone. We carry many kinds of brand name mobile telephones and accessories such as, Motorola, Nokia and Ericsson.

     We have secured agreements with two master dealer's to provide products and services for three leading cellular service providers in the country including Sprint PCS, T-Mobile and NexTel:

     Malsha Products is a New York based master distributor of Sprint products and services in the Tampa, Florida marketplace and serves as our master dealer to obtain Sprint PCS products and services.

     American Connections, LLC (ACL) is a nationwide wholesale and retail distributor. ACL is one of the largest national wholesale distributors of wireless service and products. ACL features NexTel as its primary service product and is currently operating in 11 states and the District of Columbia.

- We intend to increase our same store sales by continuing our focus on products incorporating the latest technology, since higher sales prices are typically associated with these products.

- We expect to continue to explore the opening of new stores in geographic areas. We intend to franchise our brand name, "FTS Wireless" to the northeastern U.S. area and other locations to be determined.

- We intend to improve our existing store by upgrading and rotating product displays as well as carrying the latest high technology products. We also plan to train our employee's as wireless consultant offering value added services to the retail wireless client.

- We intend, but have no agreement to, pursue strategic acquisitions of local and regional cellular phone stores.

-    We intend to develop the "FTS Wireless" brand name.

Employees

     As of December 31, 2002, we had one full time employee, excluding our Chairman and chief executive officer, Scott Gallagher, and W. Scott McBride a Director, on a consulting basis. We do not have any part-time employees. We have never experienced a work stoppage and we believe that our relationship with Mr. Gallagher is a good one. Our success depends to a large extent upon the continued services of Mr. Gallagher. The loss of his services could have a material adverse effect on our business and our results of operations.

     In connection with our cellular phones and accessories business, we employ one individual as an independent contractor to run the "FTS Wireless" store located in Tampa, Florida.

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

Item 2.  Properties

     We lease our facilities located at 301 Oxford Valley Road, Suite 1202, Yardley, Pennsylvania 19067 for use as our corporate headquarters. We entered into our lease commencing on July 1, 2002 for a period of one (1) year and currently pay a monthly rental fee of $900.00 to occupy approximately 700 square feet. Our lease agreement provides for a one year renewal option. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property. We also operate our wireless phone business from leased facilities located at 12014 Anderson Road, Tamp, Florida, 33625. The facilities, leased to Simply Cellular, Inc., commenced on August 1, 2001, with Life Investor Inc., Co., as landlord and on February 14, 2003, Simply Cellular, Inc., assigned such leased facilities to us.

Transfer  agent

     Our transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway Suite 102, Frisco, Texas 75034. Their phone number is (469) 633-0101.

RISK  FACTORS

     You should carefully consider the following risk factors and all other information contained in this prospectus before investing in our common stock. Investing in our common stock involves a high degree of risk. Any of the following risks could adversely affect our business, financial condition and results of operations and could result in a complete loss of your investment. The risks and uncertainties described below are not the only ones we may face.

We Had A Loss For The Year Ended December 31, 2002 And Expect Losses To Continue In The Future. There Is A Risk We May Never Become Profitable.

     We had a net loss of $1,168,154 for the year ended December 31, 2002 and a net loss of $815,907for the year ended December 31, 2001. Our future operations may not be profitable if we are unable to develop our recently acquired operating business or if we are unable to expand our current limited operations to an e-commerce business model. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to advertise our products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

There Is Substantial Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses And Working Capital Shortages, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

     Our audited financial statements for the fiscal year ended December 31, 2002, reflect a net loss of $1,168,154. These conditions raised substantial doubt about our ability to continue as a going concern if sufficient additional funding was not acquired or alternative sources of capital developed to meet our working capital needs.

Our Current And Potential Competitors in the Apparel Industry, Some Of Whom Have Greater Resources And Experience Than We Do, May Manufacture Or Sell Products That Cause Greater Demand For Their Products Which May Cause Sales Of Our Products To Decline. If We Are Unable To Generate Sales For Our Products, We May Not Be Able To Continue To Operate.

     We compete with numerous domestic and foreign designers, brands and manufacturers of apparel, accessories and other products, some of which are significantly larger and have greater resources, than we do. Management believes that our ability to compete effectively depends upon our continued flexibility in responding to market demand and our ability to offer fashion conscious consumers a wide variety of high quality apparel at competitive prices.

Our Business Is Dependent Upon Our Being Able To Accurately Predict Fashion Trends, Customer Preferences, And Other Fashion-Related Factors. If We Are Unable To Successfully Predict Or Respond To Changing Styles, We May Be Faced With A Substantial Amount Of Unsold Inventory That Would Cause Our Business To Lose Money.

     Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in part on our ability to effectively predict and respond to quickly changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales, if any, will be lower and we may be faced with a substantial amount of unsold inventory or missed sales opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, or slow-moving inventory, which could cause our business to lose money and could cause the value of our stock to decline.

The Decline In General Economic Conditions Has Led To Reduced Consumer Demand For Our Apparel And Accessories And May Continue To Do So In The Future.

     Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, salaries, wage rates, the availability of consumer credit, consumer confidence, and consumer perception of economic conditions. The general slowdown in the United States economy and the uncertain economic outlook have adversely affected consumer spending habits and mall traffic, which have resulted in, and may continue to result in, lower net sales by us. A prolonged economic downturn could cause our business to lose money and could cause the value of our common stock to decline.

The  Loss  Of  Our  Key  Employees  May  Adversely Affect Our Growth Objectives.

     Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Mr. Scott Gallagher. The loss of the services of any of this individual may have a material adverse effect on our business, financial condition and results of operations. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose Mr. Gallagher's services. Although we intend to apply for key-man life insurance, we do not currently maintain key life insurance policies for Mr. Gallagher.

We May Pursue Strategic Acquisitions, Which Could Have An Adverse Impact On Our Business.

       We may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business, and their financial results, into ours may adversely affect our operating results. We currently do not have any agreements with respect to any such acquisitions.

We May, In The Future, Issue Additional Shares Of Our Common Stock Which Would Reduce Investors Percent Of Ownership And May Dilute Our Share Value.

     Our articles of incorporation authorizes the issuance of 25,000,000 shares of common stock, par value $.001 per share. As of March 15, 2003 we have
15,530,240 shares of our common stock issued and outstanding. We are also authorized to issue 150,000 shares of our Series A 10% convertible preferred stock of which 50,000 shares are issued and outstanding and 4,850,000 undesignated preferred shares, par value $.01 per share, of which authorized no shares are issued or outstanding. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Shares Of Our Total Outstanding Shares That Are Restricted From Immediate Resale But May Be Sold Into The Market In The Future Could Cause The Market Price Of Our Common Stock To Drop Significantly, Even If Our Business Is Doing Well.

     As of March 15, 2003, we had 15,530,240 shares of our common stock issued and outstanding. Of such shares, 11,629,609 shares of common stock were restricted. As of March 2003 approximately 142,500 shares will become eligible for resale under Rule 144 which have been held for a period of two years. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning us. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

     There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Resell Their Shares Due To Suitability Requirements

     Our common stock is a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

Risks Related to Our Cellular Phone Business

Because We Depend On Third Party Vendors, We May Not Be Able To Secure Cost Effective Products Which Could Cause Us To Lose Money.

     Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost effective, timely manner. Some of our smaller vendors have limited resources, production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire the products that we need in sufficient quantities or on terms that are acceptable to us in the future.

Because The Cellular Phone Industry Is A Competitive One, We May Not Be Able To Successfully Compete With Other Companies Which Would Cause Us To Lose Money And/Or Would Cause A Decline In The Value Of Our Stock.

     We operate in a highly competitive environment. We principally compete with a variety of small distributors of cellular phone accessories that focus on a particular segment of the market, as well as a few single large distributors that offer a broad range of such products. We believe that success in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships, and the ability to anticipate technological changes and changes in customer preferences. Our suppliers whose products we distribute or major cellular phone manufacturers may acquire, startup, and or expand their own distribution systems to sell directly to commercial and retail customers which would cause us to lose money and/or would cause a decline in the value of our stock.


If The Company Becomes A Franchisor, It Must Comply With Federal And State Franchise Regulations And If The Company Should Fail To Materially Comply With Such Regulations, The Company May Not Be Able To Continue To Franchise Its FTS Wireless Cellular Stores.

     The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under those laws by government agencies, including the Federal Trade Commission ("FTC") and various state authorities. Pursuant to FTC regulations, the Company would be required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. The Company would be required to prepare Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, the Company would be required to register or file with those states and to provide prescribed disclosures. If the Company should fail to materially comply with such regulations, the company may not be able to continue to franchise its simply cellular stores.

The Products We Sell Rely On Technology Systems And Networks. If Any System Or Network Disruption Occurs, It Could Cause A Disruption In Service For Our Customers Which Could Cause Us To Lose Their Business

     Our operations rely to a significant degree on the efficient and uninterrupted operation of complex information technology systems and networks, which are integrated with those of third parties. Any failure of our current or future systems or networks could have a material adverse effect on our operations, sales and operating profit.

Subsequent Events

     On March 8, 2003 we entered into a letter of cancellation to cancel the
6.0 million equity line of credit agreement entered into with Dutchess Private Equities LLP in August 2002.

     Pursuant to a Subscription Agreement entered into on February 14, 2003, between the Company and Dutchess Private Equities Fund, LP, the Company received $212,500 from the sale of the Company's 6% secured convertible debentures. The terms of the debentures provide for full payment on or before February 14, 2007, with interest of 6% per annum, which may be converted at any time at the lesser of (i) 80% of the average of the five lowest closing bid price during the fifteen (15) trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the closing date. Under a related registration rights agreement, the Company agreed to register all of the shares underlying such convertible debentures on a registration statement on Form SB-2 to be filed with the Securities and Exchange Commission. In exchange for $12,500 of the $212,500 6% convertible debenture, Dutchess has agreed to exchange 250,000 shares of the Company's common stock which Dutchess had purchased in August 2002, which shares, when received by the Company, shall be cancelled. As of March 25, 2003, $212,500 of the debentures have been issued, none of which have been converted.

     On March 19, 2003 the Company's Board of Directors and a majority of it Shareholders, by written consent, voted to amend the Company's Certificate of Incorporation to (1) increase the Company's authorized shares of common stock from 25,000,000 shares, par value $.001 per share, to 100,0000,000 shares, par value $.001 per share and (2) to change the name of the Company from FTS Apparel, Inc. to "The FTS Group, Inc." The Company intends to file and mail an Information Statement to its shareholders stating the details of such amendments.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     Neither we, nor any of our officers or directors in their capacities as such, are subject to any material legal proceedings, and we do not know of any potential or threatened legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this Annual Report.


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

Year Ended                  High            Low
------------------         ------          -----

         2001
         ----
March 31                   $ .31           $ .07
June 30                    $ .26           $ .07
September 30               $ .25           $ .02
December 31                $ .07           $ .02

         2002
         ----
March 31                   $ .35           $ .06
June 30                    $ .20           $ .04
September 30               $ .20           $ .05
December 31                $ .15           $ .06


     The number of record holders of our common stock as of April 8, 2003 was approximately 150, not including nominees of beneficial owners. There are 17,180,240 shares of the Company's common stock outstanding as of such date.

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid or declared by the Company to date, nor does the Company anticipate that dividends will be paid in the foreseeable future.

     As of the date of this Annual Report, a total of 150,000 preferred shares were designated Series A Preferred Stock, of which 50,000 were issued. All of those shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at a rate equal to 3.75% of the net profits of the Company, payable in cash. The Company may redeem this preferred stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends. The holder may convert any number of shares of preferred stock, on a one to one basis, into shares of common stock until April 13, 2003, and after that date all remaining shares of preferred stock shall be converted on that basis into common stock. Holders of the preferred stock vote with the holders of the common stock on all matters presented to the shareholders and are entitled to one vote for each share.


Recent  Sales  of  Unregistered  Securities

     For the fourth quarter of the year ended December 31, 2002, we issued the following number of restricted shares of our common stock to the following individuals listed below.

     On November 12, 2002 we issued: Scott Gallagher - 833,333 shares of common stock for services rendered to the Company valued at $.06 per share; Scott McBride - 125,000 shares of common stock for services rendered to the Company valued at $.06 per share and also 300,000 shares of common stock which were purchase at $.05 per share for proceeds to the Company of $15,000; James Gilligan - 125,000 shares of common stock for services rendered to the Company valued at $.06 per share; and Linda Ehlen 166,666- shares of common stock for services rendered to the Company valued at $.06 per share. Also, on November 12th , 2002, we issued 30,000 shares of common stock to two Individuals for services rendered to the Company valued at $.06 per share. We also issued an aggregate of 350,000 shares of common stock to three individuals who purchased shares in September 2022 at $.05 per share, but who never received such shares. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On November 26, 2002, we issued Scott Gallagher - 387,500 shares of common stock for services rendered to the Company valued at $.08 per share; Scott McBride - 75,000 shares of common stock for services rendered to the Company valued at $.08 per share; James Gilligan - 75,000 shares of common stock for services rendered to the Company valued at $.08 per share; David Rasmussen - 75,000 shares of common stock for services rendered to the Company valued at $.08 per share; and Linda Ehlen - 56,250 shares of common stock for services rendered to the Company valued at $.08 per share. We also issued 322,160 shares valued at $.08 to a shareholder in connection with a prior lease settlement. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         --------------------------------------------------------

Overview
---------

     Historically and through the year ended December 31, 2002, we have operated exclusively in the apparel industry. We marketed, produced and distributed a line of recreation apparel under the label "FTS" or "Flip the Switch." However, the results of our efforts were unsatisfactory and, as a result, the Company may expand its operations to other industries in an effort to increase shareholder value. Due to continuing losses from operations, the accountant which audited our financial statements for the year ended December 31, 2002 assessed that there was substantial doubt about our ability to continue as a going concern.

Results of Operations
---------------------

YEAR ENDED  DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

     During the year ended December 31, 2002, we realized a net loss of $1,168,154 (or $0.14 per share) on revenue of $568,953, compared to a net loss of $815,907 ($.07 per share) for the year ended December 31, 2001. Revenue during 2002 decreased by $568,953 over the prior year due primarily to our inactivity as the company generated no revenue in 2002.

     The cost of goods sold in 2001, was $645,824. That is, our cost of goods exceeded our revenue. The write down of inventory during 2001 was necessitated by our decision to liquidate the inventory for quick sale. Despite our efforts, including manufacturing a portion of our products overseas, we do not believe that we ever achieved sufficient sales to reduce our cost of goods to acceptable levels. This fact, coupled with our general and administrative expenses, caused us to report a net loss for each year of our existence.

     General and administrative expenses decreased from 2001 to 2002, from $1,101,127 in 2001 to $811,678 in 2002. the administrative expenses in 2002 are comprised principally of non cash stock compensation of $604,363 and salaries of $134,500. The administrative expenses in 2001 are comprised principally of non cash stock compensation of $512,559 and salaries of $212,372.

     Professional fees remained a significant expense in the amount of $56,478 in 2002 as compared to $49,776 in the prior fiscal year. These expenses were incurred in connection with our need to file periodic reports with the SEC, as well as fees incurred in connection with the investigation of acquisition of other businesses.

     We anticipate that we will continue to incur losses until such time, if ever, that we generate revenues from retail sales in an amount adequate to cover cost of goods and expenses.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the investigative services industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition:  REVENUE RECOGNITION

Net revenues from wholesale product sales are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

The Company recognizes revenue from advertising and promotion income as the requisite services are provided.
Revenues are recognized.


     Goodwill and Intangible Asset Impairment: IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible recognition

     Goodwill and Intangible Asset Impairment: See note 1 impairment of long lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.


IMPACT OF INFLATION

     Inflationary factors have not had a significant effect on our operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ------------------------------------------

Reference is made to the Index to Financial Statements following the Signatures of this Report for a listing of the Company's financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------


         There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
        ------------------------------------------------------------------------

     The following individuals presently serve as officers and directors of the Company. All of our current directors except Mr. Gallagher have served on the Board since February 10, 2002; Mr. Gallagher has served since January 11, 2002.

Name                        Age            Position
---------------------      -----         -----------
Scott  Gallagher           36           Chairman  of  the  Board of Directors,
                                        Chief  Executive  Officer and President

Linda  Ehlen               53           Interim Chief  Financial  Officer

David  R.  Rasmussen       36           Director

W.  Scott  McBride         30           Director

James  H.  Gilligan        30           Director

     All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

     SCOTT GALLAGHER. Mr. Gallagher has served on our board of directors since January 11, 2002. Mr. Gallagher serves as the Chief Executive Officer and a director of our wholly owned subsidiary FTS Wireless, Inc. Since 1998, Mr. Gallagher has served as the president of About-Face Communications, LLC, a privately held business consulting firm located in Yardley, Pennsylvania. Prior to founding About-Face Communications, LLC, Mr. Gallagher was the chief investment officer and a general partner with the Avalon Investment Fund, a private hedge fund based in New York City. Prior to working for Avalon Investment Fund, Mr. Gallagher was a branch manager and founder of the Langhorne, Pennsylvania office for Scottsdale Securities, Inc., a national brokerage firm based in St. Louis, Missouri.

         LINDA EHLEN. Since 1995, Ms. Ehlen has served as the Chief Financial Officer of Casa Comieda, Inc., a company involved in the restaurant business. From 1981 to 1995, she was a controller for Livingston Oil Corp. Ms. Ehlen earned her Bachelor's Degree in Accounting from Monmouth University, Rutgers School of Government and Accounting.

     DAVID R. RASMUSSEN. Mr. Rasmussen has served on our board of directors since February 10, 2002. Mr. Rasmussen received a Bachelor's degree in Computer Technology from Rockhurst University in Kansas City Missouri. He has been in the IT (information Technology Field) since 1992. From 1997 through 2000 he worked as a program analyst for National Association of Insurance Commissions. Since 2000, Mr. Rasmussen has served as a Project leader for ERC, Inc, a subsidiary of General Electric (NYSE:GE). In his current position he is charged with providing IT solutions that enable business to drive core processes and grow profitable relationships.

     W. SCOTT MCBRIDE. Mr. McBride has served on our board of directors since February 10, 2002. Mr. McBride also serves as the President and a director of our wholly owned subsidiary FTS Wireless, Inc. Mr. McBride graduated from Western State College, in Gunnison Co. in 1995 with a BA in Political and Environmental Science. From 1995 to 1997 Mr. McBride was a partner in a New Jersey real estate development venture. From 1997 to 2000 Mr. McBride attended Monmouth University, in West Long Branch , New Jersey where he received a Master's Degree in Education. From January of 2000 through December of 2000 Mr. McBride worked with the firm Datek Online Brokerage Services, as a team technology leader in the customer service area. In January of 2001 Mr. McBride became a Security Information Technology (SIT) Consultant, providing a variety of services to companies and law enforcement agencies in the SIT Industry.

     JAMES H. GILLIGAN. Mr. Gilligan has served on our board of directors since February 10, 2002. From 1996 to 2001, Mr. Gilligan was employed at Kristensons-Petroleum, Inc. ("KPI") as a broker/trader. KPI services ship owners, marine fuel suppliers and a network of independent brokers and traders around the world. In September of 2001, Mr. Gilligan began working as an independent sales consultant for Digital Descriptor Systems, Inc., a security/biometric company. Mr. Gilligan earned his BA in Liberal Arts from West Virginia University in Morgantown, West Virginia and his Associates in Liberal Arts from Brookdale Community College, in Lincroft, New Jersey.

Involvement  In  Certain  Legal  Proceedings

      We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Executive  Compensation
------------------------

     The following table presents a summary of the compensation paid to our Chief Executive Officer during the last three fiscal years. No other executive officer received compensation in excess of $100,000 during 2002. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

                           Summary Compensation Table

                                                                 Long-term
                                   Annual Compensation          Compensation
                                ---------------------------   ------------------
                                                Other Annual  Securities
Name and Position                Year  Salary   Compensation  Underlying Options
-------------------------------  ----  ------   ------------  ------------------

Scott Gallagher                  2002     NA     1,220,833(*)
 Chairman of the Board and       2001     NA
 Chief Executive Officer         2000     NA

LeRoy Landhuis,                  2000 $19,750    $117,844(1)         -0-(2)
 Chairman of the Board and       2001      -0-   $226,672(3)         -0-(2)
 Chief Executive Officer(A)      2002     NA(**)

-----------------------------------------

(A)   Mr. Landbuis is no longer our Chairman and Chief Executive Officer.

(*) Such shares reflect an aggregate of $75,000 of accrued salary and $6,000 of compensation for services rendered by serving on the Company's Board of Directors.

(**) Shares were issued to Mr. Landhuis in connection with a lease settlement agreement, but not for services in connection with servicing as an officer or director of the Company.


     (1) Represents compensation for services pursuant to a consulting agreement which was paid in the form of 315,201 shares of common stock valued at $.373869 per share. For additional amounts deemed paid to the officer in the form of
discounted   securities.

     (2) Excludes  warrants to produce 1,036,000  shares of our common stock.

     (3) Includes 782,222 shares of common stock valued at $220,000 pursuant to a consulting agreement with the named executive officer and 142,500 shares of common stock valued at $6,672 issued pursuant to a registration rights agreement with the named executive officer.

Compensation  Agreements
------------------------

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

     There were no stock options granted for services to the named executive officers in fiscal year 2001 and there were no stock options exercised by any of the named executive officers in fiscal year 2002.

     The following table is a summary of the value of the options granted to named executive officers as of fiscal year end 2002, based upon the latest average trading price of our stock.

                          Fiscal  Year  End  Option  Value

                           Number  of  Shares
                           Underlying  Unexercised      Value  of  Unexercised
                           Options  at  FY-End           Options  at  FY-End
                           Exercisable                 Exercisable/Unexercisable
                           ----------------------      -------------------------

None

Stock  Option  Plan
--------------------

     We have adopted a Non-Qualified Stock Option and Stock Grant Plan (the "Plan") for the benefit of key personnel and others providing significant services to us. An aggregate of 2,500,000 shares of our common stock have been reserved for issuance under the Plan, as amended.

     The Plan is administered by our Board of Directors, which selects recipients of any stock options or grants, the number of shares and the terms and conditions of any options or grants to key persons defined in the Plan. In determining the value of services rendered to us for purposes of awards under the Plan, the Board considers, among other things, such person's employment position and relationship with us, his duties and responsibilities, ability, productivity, length of service or association, morale, interest in our company, recommendation by supervisors and the value of comparable services rendered by others in the community. All options granted pursuant to the Plan are exercisable at a price not less than the fair market value of the shares of common stock on the date of grant.

     In 2001 and 2002 no options were granted under the Plan. We have options outstanding to purchase a total of 598,000 shares of our common stock at exercise prices ranging from $.81 per share to $2.75 per share.


COMPLIANCE WITH SECTION 16.
----------------------------

     Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of Planet's common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2002, there were no other Forms 3, 4 or 5 required to be filed.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------


     The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. In the registration statement of which this prospectus is a part, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

     The shareholders listed below have sole voting and investment power. The address of each of the beneficial owners is 301 Oxford Valley Road, Yardley, Pennsylvania 19067, unless otherwise indicated. All ownership of securities is direct ownership unless otherwise indicated.

                                       Number  of                  Percent  of
            Name                        Shares                Voting  Securities
---------------------------------       ----------             -----------------

Officers  and  Directors:

Scott  Gallagher                        4,302,451                    25.04%

Linda  Ehlen                              222,916                     1.29%

David  R.  Rasmussen                       75,000                        *

W.  Scott  McBride                        500,000                     2.91%

James  H.  Gilligan                       200,000                     1.16%

All  Officers  and  Directors
as  a  Group  (5  persons)              5,280,367                    30.73%


5%  Beneficial  Owners:

Dutchess Advisors(2)                    1,600,000                     9.31%

Michael Novielli(2)                     1,600,000                     9.31%

LeRoy  Landhuis(3)                      6,793,471                     37.3%
212  N.  Wahsatch  Avenue,
Suite  301
Colorado  Springs,  CO  80903

-----------------------------
* Represents less than one percent of the Company's shares outstanding.

(1) Based upon 17,180,240 shares of our common stock outstanding as of April 8, 2003.

(2) Includes 600,000 shares owned by Dutchess of which Mr. Novielli is a principal. The 1,000,000 shares owned by Mr. Novielli were issued to him individually for consulting services rendered to the Company.

(3) Includes warrants for 1,036,000 shares of Common Stock, exercisable immediately for an exercise price of $1.50 per share, and expiring on April 19, 2010.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Transactions with LeRoy Landhuis

     During the year ended December 31, 2001, we issued a total of 924,722 shares of our common stock to LeRoy Landhuis, our former Chairman and Chief Executive Officer and currently the owner of greater than five percent of our common stock. Of that amount, 782,222 shares were issued for consulting services valued at $220,000 and 142,500 shares valued at $6,672 were issued in satisfaction of our obligation pursuant to a registration rights agreement. We negotiated the number of shares issued in connection with the consulting services with Mr. Landhuis prior to his becoming an officer and director, and the number of shares was based on a discount from the public trading price of our common stock on December 31, 2001. We negotiated the number of shares in connection with the registration agreement at the time the shares were issued; this amount was based on the fair market value of the common stock at the time of the transaction and the perceived value of the opportunity foregone by Mr. Landhuis.

     During the years ended December 31, 2000 and 2001, we occupied facilities in space leased from an affiliate of Mr. Landhuis. The rent paid pursuant to this arrangement for those two years was $193,744, based on the value assigned to the stock that we issued to Mr. Landhuis in exchange for the rent.

     Effective April 19, 2000, we issued 3,594,256 shares of our common stock in a private placement to Mr. Landhuis. The aggregate proceeds from the private placement was $1,343,780, based upon the value of the stock as originally negotiated by the parties ($.37 per share), consisting of $1,000,000 in cash; payment of rent valued at $193,744 for our office facilities for a two year term; office equipment and improvements valued at $32,192; and consulting services valued at $117,844. Mr. Landhuis was a minority shareholder in our company prior to the transaction. As part of that transaction, we granted a warrant to Mr. Landhuis to acquire up to 1,036,000 shares of our common stock at an exercise price of $1.50 per share, effective until April 19, 2010.

     We entered into an agreement with Mr. Landhuis, effective August 18, 2000 whereby we agreed to indemnify Mr. Landhuis for any tax liabilities Mr. Landhuis incurs for income in excess of amounts agreed upon in his prior agreements with us. During 2000, Mr. Landhuis made a short term loan to us in the amount of $65,685 for payroll, accounts payable, merchandise and travel expenses. The loan was repaid prior to year end with interest in the amount of $1,585. Also during 2001 and 2000, $5,936 and $16,065 was paid to the Landhuis Brokerage and Management Co. for consulting services and office support services provided to us. The Landhuis Brokerage and Management Co. was also reimbursed $12,621 for travel expenses incurred on our behalf. During 2000, $30,000 was reimbursed to Mr. Landhuis for legal fees incurred regarding Mr. Landhuis's acquisition of our stock and other related transactions. Finally, in the fourth quarter of 2002, we issued 322,160 shares of the Company's common stock to Mr. Landbuis, valued at $.08 per share, in connection with a lease settlement agreement.

     In August we sold 300,000 shares of our common stock to one of our directors, W, Scott McBride, at a purchase price of $.05 per share for an aggregate purchase price of 15,000. The Company believes such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On November 12, 2002 we issued: Scott Gallagher - 833,333 shares of common stock for services rendered to the Company valued at $.06 per share; Scott McBride - 125,000 shares of common stock for services rendered to the Company valued at $.06 per share; James Gilligan - 125,000 shares of common stock for services rendered to the Company valued at $.06 per share; and Linda Ehlen 166,666 shares of common stock for services rendered to the Company valued at $.06 per share. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On November 26, 2002, we issued Scott Gallagher - 387,500 shares of common stock for services rendered to the Company valued at $.08 per share; Scott McBride - 75,000 shares of common stock for services rendered to the Company valued at $.08 per share; James Gilligan - 75,000 shares of common stock for services rendered to the Company valued at $.08 per share; David Rasmussen - 75,000 shares of common stock for services rendered to the Company valued at $.08 per share; and Linda Ehlen - 56,250 shares of common stock for services rendered to the Company valued at $.08 per share. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 13.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)     Changes in Internal Control.
             ---------------------------

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 14. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS
         ------------------------------------------------------

3.1 Articles of Incorporation of the Company as filed June 30, 1997 with the Secretary of State of the State of Colorado and included as exhibit 2.1 to the Company's Form 10-SB dated August 24, 1998, and incorporated herein by reference

3.2 Articles of Amendment of the Articles of Incorporation of the Company as filed April, 15, 1998 with the Secretary of State of the State of Colorado and included as exhibit 2.2 to the Company's Form 10-SB dated August 24, 1998, and incorporated herein by reference.

3.3 Articles of Amendment of the Articles of Incorporation of the Company as filed August 23, 2000 with the Secretary of State of the State of Colorado included as exhibit 3.3 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

3.4 Bylaws of the Company included as exhibit 2.3 to the Company's Form 10-SB dated August 24, 1998, and incorporated herein by reference.

4.1 Form of Certificate for Common Shares, included as exhibit 4.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by this reference.

10.1 Non-Qualified Stock Option and Stock Grant Plan, dated July 1, 1998 included as exhibit 6.3 to the Company's Form 10-SB dated August 24, 1998, and incorporated herein by reference.

10.2 Executive Employment Agreement between the Company and Scott Gallagher dated January 11, 2002 included as exhibit 10.1 to our Current Report on Form 8-K, dated February 11, 2002, and incorporated herein by this reference.

99.1 Certificate Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

          The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report.

     (c) Financial Statements and Schedules.

          The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this Report.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Yardley, Pennsylvania on the 9th day of April, 2003.


                                FTS APPAREL, INC.


                            By: /s/ Scott Gallagher
                               -----------------------------------------------
                               Scott Gallagher, Chairman of the Board,
                               Chief Executive Officer, President and Director


                            By:  /s/ Linda Ehlen
                               ------------------------------------------------
                              Linda Ehlen, Chief Financial Officer and Principal Accounting Officer

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                       Title                           Date


/s/ James H. Gilligan           Director                       April 9, 2003
------------------------
James H. Gilligan


/s/ Scott McBride               Director                       April 9, 2003
------------------------
Scott McBride


/s/ David R.  Rasmussen         Director                       April 9, 2003
------------------------
David R.  Rasmussen

                                FTS Apparel, Inc.
                                Table of Contents

                                                               PAGE

Report of Independent Auditors                                    31

Balance Sheet                                                     32

Statements of Operations                                          33

Statement of Changes in Stockholders' Equity                      34

Statements of Cash Flows                                          35

Notes to Financial Statements                                     36

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
FTS Apparel, Inc.

We have audited the accompanying balance sheet of FTS Apparel, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2001 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FTS Apparel, Inc. as of December 31, 2002, and the results of its operations, and its cash flows for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and has working capital and stockholder deficits. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 31, 2003

                           FTS APPAREL, INC.
                             BALANCE SHEET
                           DECEMBER 31, 2002





  ASSETS

CURRENT ASSETS
      Cash                                                                            $ 219
                                                                        --------------------

 PROPERTY AND EQUIPMENT, NET                                                          3,943
                                                                        --------------------

 OTHER ASSETS                                                                           900
                                                                        --------------------

                                                                                    $ 5,062
                                                                        ====================

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                        $ 58,219
      Accounts payable - related party                                               53,926
                                                                        --------------------
                 Total current liabilities                                          112,145
                                                                        --------------------

STOCKHOLDERS' (DEFICIT)
      10% Convertible preferred stock, Series A, $0.01 par value, 150,000 shares authorized, 50,000 shares issued
        and outstanding                                                              50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized, none issued or outstanding.                                    -
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 15,530,240 shares issued
        and outstanding                                                              15,530
      Additional paid in capital                                                  4,956,942
       Deferred Compensation                                                        (60,000)
      Accumulated (deficit)                                                      (5,069,555)
                                                                        --------------------
                                                                                   (107,083)
                                                                        --------------------

                                                                                    $ 5,062
                                                                        ====================

The notes to the financial statements are an integral part of these statements.

                             FTS APPAREL, INC.
                          STATEMENTS OF OPERATIONS



                                                    YEAR ENDED         YEAR ENDED
                                                   DECEMBER 31,       DECEMBER 31,
                                                      2001                2002
                                                 ----------------- -------------------
 REVENUES
       Sales of merchandise                             $ 568,953                 $ -
       Advertising and promotion income                     7,893                   -
                                                 ----------------- -------------------
                                                           576,846                   -
                                                 ----------------- -------------------

 COST OF GOODS SOLD                                       645,824                   -
                                                 ----------------- -------------------

 GROSS PROFIT (LOSS)                                      (68,978)                  -

 GENERAL AND ADMINISTRATIVE EXPENSES                    1,101,127             811,674
                                                 ----------------- -------------------

 (LOSS) FROM OPERATIONS                                (1,170,105)           (811,674)
                                                 ----------------- -------------------

OTHER INCOME (EXPENSE)
      Interest income                                       3,207                   -
      Interest expense                                     (1,256)             (4,233)
                                                 ----------------- -------------------

                                                            1,951              (4,233)
                                                 ----------------- -------------------


NET (LOSS)                                             (1,168,154)           (815,907)

PREFERRED DIVIDENDS                                             -                   -
                                                 ----------------- -------------------

NET (LOSS) APPLICABLE TO COMMON STOCK                $ (1,168,154)         $ (815,907)
                                                 ================= ===================

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      (BASIC AND DILUTED)                               8,598,451          11,132,146
                                                 ================= ===================

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)           $ (0.14)            $ (0.07)
                                                 ================== ===================

The notes to the financial statements are an integral part of these statements.

                FTS APPAREL, INC.
        STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
      YEARS ENDED DECEMBER 31, 2001 AND 2002

                                      Number of Number of                   Additional
                                     Preferred   Common   Preferred Common   Paid-in      Deferred
                                      Shares     Shares     Stock    Stock   Capital     Compensation
                                    --------- ---------- --------- -------- ----------- --------------
Balance, December 31, 2000            50,000   7,721,229  $50,000  $ 7,721  $4,028,715   $           -

  Subscribed stock issued                  -     105,000        -      105        (105)
  Stock issued for services                -     819,722        -      820     225,852
  Net (loss) for the year
    ended December 31, 2001                -           -        -        -           -               -
                                    --------- ---------- --------- -------- ----------- --------------

Balance, December 31, 2001            50,000   8,645,951   50,000    8,646   4,254,462               -

   Stock issued pursuant to
     employment contract                   -   1,200,000        -    1,200     118,800       (120,000)
   Stock issued for services               -   2,648,749        -    2,649     271,651               -
   Stock issued for cash                   -     900,000        -      900      44,100               -
   Stock issued for settlement of lease    -   2,135,540        -    2,135     267,929               -
   Amortization of deferred compensation   -           -        -        -           -          60,000
   Net (loss) for the year ended
      December 31, 2002                    -           -        -        -           -               -
                                    --------- ---------- --------- -------- ----------- --------------

Balance, December 31, 2002            50,000  15,530,240  $50,000  $15,530  $4,956,942   $    (60,000)
                                    ========= ========== ========= ======== =========== ==============

                                                                     Total
                                                     Accumulated  Stockholders'
                                                     (Deficit)     (Deficit)
                                                    ------------  ------------
Balance, December 31, 2000                          $(3,085,494)  $ 1,000,942

  Subscribed stock issued
  Stock issued for services                             226,672
  Net (loss) for the year ended December 31, 2001    (1,168,154)   (1,168,154)
                                                    ------------  ------------

Balance, December 31, 2001                           (4,253,648)       59,460

   Stock issued pursuant to employment contract               -             -
   Stock issued for services                                  -       274,300
   Stock issued for cash                                      -        45,000
   Stock issued for settlement of lease                       -       270,064
   Amortization of deferred compensation                      -        60,000
   Net (loss) for the year ended December 31, 2002     (815,907)     (815,907)
                                                    ------------  ------------

Balance, December 31, 2002                          $(5,069,555)  $  (107,083)
                                                    ============  ============

The notes to the financial statements are an integral part of these statements.


  FTS APPAREL, INC.
                   STATEMENTS OF CASH FLOWS



                                                                        YEAR ENDED               YEAR ENDED
                                                                         DECEMBER 31,             DECEMBER 31,
                                                                            2001                     2002
                                                                     --------------------     --------------------


OPERATING ACTIVITIES
          Net (loss)                                                        $ (1,168,154)              $ (815,907)
          Adjustments to reconcile net (loss) to net cash
              (used in) operating activities:
                  Amortization and depreciation                                   32,822                      657
                  Stock issued or subscribed for services,
                     contracts, and trade agreements                             226,672                  604,364
                  Amortization of non-cash prepaid
                     expenses                                                    304,728                        -
                  Write-down of inventory                                        111,979                        -
                  Loss on sale of property and equipment                          (2,662)                       -
          Changes in:
              Accounts receivable                                                 89,165                        -
              Inventory                                                          176,718                        -
              Prepaid expenses                                                         -                   19,682
              Other assets                                                        11,782                     (900)
              Accounts payable and accrued expenses                              (66,799)                  56,118
              Accounts payable - related party                                     1,971                   51,569
                                                                     --------------------     --------------------
                  Net cash (used in) operating activities                       (281,778)                 (84,417)
                                                                     --------------------     --------------------

INVESTING ACTIVITIES
      Acquisition of fixed assets                                                      -                   (4,600)
                                                                     --------------------     --------------------
                  Net cash (used in) investing activities                              -                   (4,600)
                                                                     --------------------     --------------------

FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                           -                   45,000
      Preferred dividends paid                                                    (1,411)                       -
                                                                     --------------------     --------------------
                      Net cash provided by (used in)
                        financing activities                                      (1,411)                   45,000
                                                                     --------------------     --------------------

                      Net (decrease) in cash                                    (283,189)                 (44,017)

CASH AT BEGINNING OF YEAR                                                        327,425                   44,236
                                                                     --------------------     --------------------

CASH AT END OF YEAR                                                             $ 44,236                    $ 219
                                                                     ====================     ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
          Interest                                                               $ 1,256                  $ 4,233
                                                                     ====================     ====================
          Income taxes                                                               $ -                      $ -
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES

      Common stock issued for deferred compensation                                  $ -                $ 120,000
                                                                     ====================     ====================

The notes to the financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

FTS Apparel, Inc. (the Company) was incorporated under the laws of the State of Colorado. The Company's primary purpose has been the development, marketing, and distribution of clothing apparel bearing the FTS (Flip the Switch) insignia

Effective January 11, 2002, the Company experienced a change in control, in which the Board of Directors appointed a new Chairman and Chief Executive Officer. In connection with the change in control, the Company has decided to explore opportunities outside of the apparel industry. However, the Company does not anticipate abandoning their traditional business.

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

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards ("SFAS") 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
NET LOSS PER COMMON SHARE

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

STOCK-BASED COMPENSATION

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

DEFERRED OFFERING COSTS

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated. During the year ended December 31, 2002 the Company charged an aggregate of $141,000 to operations related to these costs for charges incurred related to a terminated offering.

RECENT PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial recurring losses, aggregating $1,168,154 in 2001 and $815,907 in 2002. In addition the Company has working capital and stockholders' deficits of $111,926 and $107,083 at December 31, 2002 and has no revenue producing operations.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

         Office equipment                                     $ 4,600
         Less: accumulated depreciation                           657
                                                            ---------
                                                              $ 3,943

During 2002 the Company entered into a lease settlement agreement (See Note 8) in which all property and equipment held at December 31, 2001, with a net book value of $19,682 was given to the landlord as partial satisfaction of a lease obligation.

Depreciation expense for the years ended December 31, 2001 and 2002 was $30,063 and $657.

NOTE 4 - STOCKHOLDERS' (DEFICIT)

The Company has authorized 30,000,000 shares of stock, of which 25,000,000 shares are $.001 par value common stock and 5,000,000 shares are $.01 par value preferred stock. The Board of Directors is authorized to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of those shares.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

During April 2001, the Company issued 142,500 shares of common stock related to a stock purchase agreement with the Chief Executive Officer in which the Company agreed to issue 12,500 shares every month until a Registration Statement was filed. The parties agreed to delay the filing of the Registration Statement and that the total additional shares issued would be 142,500 shares (see Note 8). Of the 142,500 shares issued during 2001, 105,000 were earned and subscribed as of December 31, 2000. The remaining 37,500 shares were earned during the year ended December 31, 2001.

During January 2002 the Company issued 1,200,000 shares of common stock pursuant to the terms of an employment contract with its president. These shares were valued at their fair market value on the date an agreement was reached to issue the shares of $120,000. The shares have been recorded as deferred compensation and are being amortized over the term of the employment contract of 2 years. During 2002 $60,000 was charged to operations.

During August and September 2002 the Company issued 900,000 shares of common stock for cash aggregating $45,000. Of the shares issued 300,000 shares were sold to a related party at a discount from fair market value. This discount aggregating $18,000 has been charged to operations during the year ended December 31, 2002.

During the year ended December 31, 2002 the Company issued 2,648,749 shares of common stock valued at $256,300 for services. These shares were valued at their fair market value on the date an agreement was reached to issue the shares. This charge to operations includes $126,000 of costs which had been recorded as deferred offering costs.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

During the year ended December 31, 2002 the Company issued 2,135,540 shares of common stock valued at $270,064 related to a lease settlement (see Note 8). These shares were valued at their fair market value on the date an agreement was reached to issue the shares.

During September 2002 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission to register 11,000,000 shares of common stock. In conjunction with this registration statement the Company incurred offering costs including $15,000 paid in cash and $126,000 paid in common stock. The Company subsequently withdrew the registration statement and charged the $141,000 in offering costs to operations.

NOTE 5 - STOCK OPTIONS

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the "Plan"), adopted in July 1997. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years.

The effect of applying SFAS 123 on pro forma net (loss) as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The Company did not grant any stock options during 2001 and 2002.

Changes in options outstanding under the plan are summarized as follows:

                                                  Number of        Weighted
                                                   Shares          Average
                                                                Exercise Price
                                              --------------- ----------------
          Outstanding at December 31, 2000      1,050,000       $      1.50
          Granted                                                         -
                                                        -
          Exercised                                                       -
                                                        -
          Forfeited                               452,000              1.50
                                               ------------     ------------
          Outstanding at December 31, 2001
           and 2002                               598,000       $      1.50
                                               ============     ============

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The following table summarizes information about fixed price stock options:

                                                      OUTSTANDING AND
                                                       EXERCISABLE
                                                 Weighted        Weighted
                                                 Average          Average
                                Number         Contractual        Exercise
    EXERCISE PRICES          OUTSTANDING          Life             PRICE
    ---------------          -----------          ----             -----
     $0.81 - $1.38                4,000      6.1 years              $1.14
     $1.50 - $2.75              594,000      6.7 years              $1.50

NOTE 6 - STOCK WARRANTS

The following details the warrants outstanding as of December 31, 2002:

                                             Underlying        Exercise
                                               Shares           price
Warrant issued during 2000                   1,036,000          $1.50

The warrant was issued to the former Chief Executive Officer of the Company. The Warrant expires on April 19, 2010. At December 31, 2002, the Company had reserved 1,036,000 shares of common stock for stock warrants.

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

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

          Federal statutory income tax rate                  34.00 %
          State taxes, net of federal benefit                 4.95 %
          Valuation allowance                               (38.95)%
                                                            ----------
                                                                 - %
                                                            ==========

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

       Reconciling items:
       Net operating loss carryforward                      $       1,496,000
       Less valuation allowance                                    (1,496,000)
                                                            ------------------
       Net deferred tax asset                               $               -
                                                            ==================

The net operating loss carry forward of approximately $4,400,000 will expire through 2022.

The net change in valuation allowance for the year ended December 31, 2002 was $270,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company was the recipient of legal services from a shareholder. The Company incurred expenses of $24,841 and $28,000 related to these services for the years ended December 31, 2001 and 2002 including the issuance of 100,000 shares of common stock valued at its fair market value of $18,000 in 2002.

On April 19, 2000, the Company issued 3,594,256 shares of common stock and a stock warrant (See Note 6) in exchange for cash, fixed assets, office rent and consulting services. The agreement also required the Company to file a Registration Statement for the shares issued and to issue 12,500 shares of common stock per month until the filing of a Registration Statement. Subsequent to the year ended December 31, 2000, the parties agreed to delay the filing of the Registration Statement and that the total additional shares issued would be 142,500 shares (see Note 4).

On January 5, 2002, the Company entered into a lease settlement agreement with the former President whereby, for forgiving a one-year lease obligation for office space, the former President received the following, with an aggregated value of $91,901: (i) all cash on hand at January 5, 2002, (ii) assignment of all equipment and inventory remaining in the office, (iii) assignment of all uncollected accounts receivable as of January 5, 2002, (iv) issuance of 433,333 shares of common stock, (v) accrual of interest on the remaining balance at the rate of 12% per annum, and (vi) on June 5, 2002 settlement of any remaining balance, estimated at $27,983 in the form of common stock at an assigned value of $0.03 per share. During 2002 the Company issued 2,135,540 shares of common stock in relation to this settlement (see Note 4). The difference between the fair market value of the common stock and the assigned value was recorded as a charge to operations.

                                FTS APPAREL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

During January 2002 the Company entered into an employment agreement with its president. The agreement is for a period of 2 years and provides for a base salary of $100,000 per annum plus an annual bonus of at least 25% of the base salary. In addition, the contract provided for the issuance of 1,200,000 shares of common stock (see Note 4). During 2002 certain amounts due pursuant to the employment contract were paid by the issuance of 1,220,833 shares of the Company's common stock valued its fair market value of $80,000 (see Note 4). At December 31, 2002 $45,000 of unpaid salary is included in accounts payable - related party.

NOTE 9 - SUBSEQUENT EVENTS

During February 2003 the Company completed a debenture offering. Pursuant to a subscription agreement with Dutchess Private Equities Fund, LP ("Dutchess") the Company received $212,500 from the sale of 6% secured convertible debentures. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the Company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The Company has agreed to register the shares underlying the debentures on a From SB-2 Registration Statement. In addition, in exchange for $12,500 in cash
Dutchess agreed to return 250,000 shares of the Company's common stock to the Company which were purchased by Dutchess in August 2002.

During February 2003 the Company entered into an asset purchase agreement with Simply Cellular, Inc. whereby it acquired substantially all of the assets of a cellular service and accessories store for $70,000 in cash.

During February 2003 the Company filed a Form S-8 Registration Statement registering 1,900,000 shares of its common stock to be used a compensate certain consultants for services to be provided to the Company.