Form 10QSB
period 2003-03-31
FTS APPAREL INC
filed 2003-05-19
CIK 1062663

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to _______________________


                         Commission File Number 0-24829


                                FTS APPAREL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                        84-1416864
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


301 Oxford Valley Road, Suite 1202, Yardley, PA                       19067
---------------------------------------------------                  ----------
   (Address of principal executive office)                           (Zip Code)

                                 (215) 369-9979
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X      No
                                        ---       ---

The number of shares outstanding of each of Issuer's classes of common equity as Of March 31, 2003 is set forth below:

    Common Stock, par value $.001                          16,775,796
    -----------------------------                       ------------------
          Title of Class                                 Number of Shares


Transitional Small Business Disclosure Format   yes        no X
                                                   ---       ---

                                FTS Apparel, Inc.




Part I  Financial Information


Item 1. Financial Statements



                                FTS APPAREL, INC.
                                  BALANCE SHEET
                                 March 31, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
      Cash                                                                         $ 12,222
      Inventory                                                                       8,485
      Prepaid expenses and other current assets                                       5,011
                                                                        --------------------
                                                                                     25,718
                                                                        --------------------

 PROPERTY AND EQUIPMENT, NET                                                         48,443
                                                                        --------------------

 OTHER ASSETS
      Deposits                                                                        2,900
      Investment in private entity                                                   15,000
                                                                        --------------------
                                                                                     17,900
                                                                        --------------------

                                                                                   $ 92,061
                                                                        ====================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                         $ 8,294
      Accounts payable - related party                                               98,896
                                                                        --------------------
                 Total current liabilities                                          107,190
                                                                        --------------------

CONVERTIBLE DEBENTURES                                                              212,500
                                                                        --------------------

STOCKHOLDERS' (DEFICIT)
      10% Convertible preferred stock, Series A, $0.01 par
        value, 150,000 shares authorized, 50,000 shares issued
        and outstanding                                                              50,000
      Preferred stock, $0.01 par value, 4,850,000 undesignated
        shares authorized, none issued or outstanding.                                    -
      Common stock, $0.001 par value, 25,000,000 shares
        authorized, 17,430,240 shares issued
        and outstanding                                                              17,430
      Additional paid in capital                                                  5,151,542
      Deferred Compensation                                                         (45,000)
      Accumulated (deficit)                                                      (5,401,601)
                                                                        --------------------
                                                                                   (227,629)
                                                                        --------------------

                                                                                   $ 92,061
                                                                        ====================

      The notes to these financial statements are an integral part of these statements.



                                FTS APPAREL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS         THREE MONTHS
                                                                               MARCH 31,           MARCH 31,
                                                                                 2003                2002
                                                                          ------------------- --------------------
                                                                                                  (Restated)

 REVENUES
      Sales                                                                          $ 2,449                  $ -
                                                                          ------------------- --------------------

 COST OF GOODS SOLD                                                                    1,099                    -
                                                                          ------------------- --------------------

 GROSS PROFIT                                                                          1,350                    -
                                                                          ------------------- --------------------

 GENERAL AND ADMINISTRATIVE EXPENSES
      Lease settlement                                                                     -              125,234
      Non -cash stock compensation                                                   209,000               52,000
      Purchased development expenses                                                  23,500                    -
       General and administrative                                                     99,296               52,226
                                                                          ------------------- --------------------
                                                                                     331,796              229,460
                                                                          ------------------- --------------------

 (LOSS) FROM OPERATIONS                                                             (330,446)            (229,460)
                                                                          ------------------- --------------------

OTHER INCOME (EXPENSE)
     Interest expense                                                                 (1,600)                   -
                                                                          ------------------- --------------------
                                                                                      (1,600)                   -
                                                                          ------------------- --------------------

NET (LOSS)                                                                          (332,046)            (229,460)

PREFERRED DIVIDENDS                                                                        -                    -
                                                                          ------------------- --------------------

NET (LOSS) APPLICABLE TO COMMON STOCK                                             $ (332,046)          $ (229,460)
                                                                          =================== ====================

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     (BASIC AND DILUTED)                                                          16,775,796           10,982,617
                                                                          =================== ====================

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)                                      $ (0.02)             $ (0.02)
                                                                          =================== ====================

      The notes to these financial statements are an integral part of these statements.


                                FTS APPAREL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS            THREE MONTHS
                                                                            MARCH 31,                MARCH 31,
                                                                              2003                     2002
                                                                       --------------------     -------------------
                                                                                                    (Restated)
OPERATING ACTIVITIES
         Net cash (used in) operating activities                                 $ (87,997)              $ (49,336)

INVESTING ACTIVITIES
     Investment in private entity                                                  (15,000)                      -
                                                                       --------------------     -------------------
         Net cash (used in) investing activities                                   (15,000)                      -
                                                                       --------------------     -------------------

FINANCING ACTIVITIES
     Proceeds from issuance of convertible debentures                              115,000                       -
     Officer advances                                                                    -                   5,500
                                                                       --------------------     -------------------
         Net cash provided by financing activities                                 115,000                   5,500
                                                                       --------------------     -------------------

                     Net increase (decrease) in cash                                12,003                 (43,836)

CASH AT BEGINNING OF YEAR                                                              219                  44,236
                                                                       --------------------     -------------------

CASH AT END OF YEAR                                                               $ 12,222                   $ 400
                                                                       ====================     ===================


SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
     Interest                                                                          $ -                     $ -
                                                                       ====================     ===================
     Income taxes                                                                      $ -                     $ -
                                                                       ====================     ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of assets with convertible debenture                             $ 70,000                     $ -
                                                                       ====================     ===================
     Direct payment of operating expenses with debenture proceeds                 $ 15,000                     $ -
                                                                       ====================     ===================
     Repurchase of common stock with debenture proceeds                           $ 12,500                     $ -
                                                                       ====================     ===================


      The notes to these financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)



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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2002 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

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

(3)  Inventory

Inventory is valued at the lower of cost or market on a first in, first out basis and consists principally of telephone cellular equipment.

(4)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2003 the Company incurred a net loss of $332,046 and has working capital and stockholders' deficits of $81,472 and $227,629, respectively, at March 31, 2003. In addition, the Company currently has no significant revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

(5)  Convertible Debentures

During February 2003 the Company completed a debenture offering. Pursuant to a subscription agreement with Dutchess Private Equities Fund, LP ("Dutchess") the Company received $212,500 from the sale of 6% secured convertible debentures. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the Company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The Company has agreed to register the shares underlying the debentures on a From Form SB-2 Registration Statement. In addition, in exchange for $12,500 in cash Dutchess agreed to return 250,000 shares of the Company's common stock to the Company, which were purchased by Dutchess in August 2002.

(6)  Stockholders' (Deficit)

During February 2003 the Company issued 1,900,000 shares of common stock for services pursuant to a Form S-8 registration statement. The shares were valued at their fair market value on the date it was agreed that the shares would be issued. The non-cash stock compensation expense of $209,000 has been charged to operations during the period.

(7)  Acquisition of Assets

During February 2003 the Company entered into an asset purchase agreement with Simply Cellular, Inc. whereby it acquired substantially all of the assets of a cellular service and accessories store for $70,000 in cash. The Company recorded the fair value of the assets of $46,500 and charged the balance of $23,500 to operations as purchased development expenses for which feasibility has not been established and which has no alternative future uses.

In addition, during March 2003 the Company acquired 30,000 shares of preferred stock in VidYah, Inc., a private entity, for $15,000 in cash.

                                FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


(8)  Correction of an Error

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction
The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at March 31, 2003 included herein and our financial statements at December 31, 2002 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

THE THREE MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2002.


Results of Operations

     For the three months ended March 31, 2003, the Company realized a net loss of $332,046, or $.02 per share, on revenue of $2,449. This compares to a net loss of $229,460, or $.02 per share, on no revenues for the three months ended March 31, 2002. Accordingly the Company net loss increased by $100,986.

     Our general and administrative expenses have increased from the same period in 2002. For the three months ended March 31, 2003, we reported $331,796 of general and administrative expenses, compared to $229,460 for the three months ended March 31, 2002, an increase of $102,336. . This increase is primarily attributable to a $157,000 increase in non-cash stock compensation and a $47,070 increase in our general and administrative expenses.

Liquidity and Capital Resources

     At March 31, 2003 we had cash available of $12,222, inventory valued at $8,485 and prepaid expenses and other current assets valued at $5,011 for a total of $25,718 of current assets.

     Our current liabilities as of March 31, 2003, $107,190 consist mainly of accounts payable and accrued expenses and $98,896 of accounts payable to a related party.

     We believe that our continued existence is dependent on our ability to raise additional capital and to achieve profitable operations. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern.

The Company is not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, the Company believes that it will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

ITEM 3.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.



                           PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the first quarter for the 2003 fiscal year, the Company has not authorized the issuance of any unregistered securities.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.


During the first quarter of the 2003 fiscal year, our board of directors and the holders of a majority of our outstanding common stock have executed a written consent in favor of the following corporate actions: (1) To amend our Articles of Incorporation to increase our authorized shares of common stock, par value $.001, from 25,000,000 shares to 100,000,000 shares of common stock, par value, $.001. (2) To amend our Articles of Incorporation to change our name to "THE FTS GROUP, INC."

ITEM  5.  OTHER  INFORMATION

On February 14, 2003, pursuant to an Asset Purchase Agreement dated as of February 14, 2003 (the "Purchase Agreement") by and between FTS Apparel, Inc. and Simply Cellular, Inc., a Florida corporation (the "Seller"), the FTS acquired substantially all of the assets of the Seller's cellular service and accessories store. FTS has continued to use the acquired assets for the same use. The purchase price consisted of $70,000 of cash. Funds for the acquisition were obtained via the Company's sale of its 6% convertible debentures which is attached hereto as an exhibit and incorporated herein by reference. At the time of the acquisition there were no material relationships between the Buyer or any of its affiliates, any directors or officers, or any associate of such director or officer, on the one hand, and the Seller, on the other hand.

During the first quarter of the 2003 fiscal year, our board of directors and the holders of a majority of our outstanding common stock have executed a written consent in favor of the following corporate actions: (1) To amend our Articles of Incorporation to increase our authorized shares of common stock, par value $.001, from 25,000,000 shares to 100,000,000 shares of common stock, par value, $.001. (2) To amend our Articles of Incorporation to change our name to "THE FTS GROUP, INC."

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.


          A.   EXHIBITS

          2.1 Asset Purchase Agreement dated as of February 14, 2003 by and between FTS Apparel, Inc. and Simply Cellular, Inc. (*)

          10.1 Subscription Agreement between the Company and Dutchess Private Equities Fund, LP. (*)

          10.2 Debenture Agreement between the Company and Dutchess Private Equities Fund, LP. (*)

          10.3 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP. (*)

          10.4 Escrow Agreement with Dutchess Private Equities Fund, LP  (*)

          10.5 Debenture Exchange Agreement with Dutchess Private Equities Fund, LP (*)

          99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (*) Filed as an exhibit to the Company's Form 8-K filed with the Commission on February 28, 2003.


          99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          B.   REPORTS ON FORM 8-K

               On February 28, 2003 the Company filed a Report on Form 8-K with the Commission related to the Company's Agreement and Plan of Reorganization with Global Boulevard International, Inc.





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FTS APPAREL, INC.



Date: May 18, 2003                 By: /s/ Scott Gallagher
                                       -------------------------------
                                       Scott Gallagher, President
                                       (Chief Executive and
                                       Principal Executive Officer)

                                   By: /s/ Linda Ehlen
                                       -------------------------------
                                       Linda Ehlen
                                       Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  Scott Gallagher,  certify  that:

     1.     I  have  reviewed  this Quarterly  Report on Form 10-QSB of
FTS Apparel,  Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 18, 2003
                         /s/ Scott Gallagher
                         ______________________________________
                         By: Scott Gallagher
                         Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  Linda Ehlen,  certify  that:

     1.     I  have  reviewed  this Quarterly Report on Form 10-QSB of
FTS Apparel,  Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 18, 2003
                         /s/ Linda Ehlen
                         ______________________________________
                         By: Linda Ehlen
                         Chief Financial Officer