Form 10-Q
period 2003-06-30
FTS APPAREL INC
filed 2003-08-14
CIK 1062663

SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  DC  20549

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________


                         Commission  File  Number  0-24829


                                FTS  APPAREL,  INC.
             ------------------------------------------------------
             (Exact  name  of  registrant  as  specified  in  its  charter)


          Colorado                                     84-1416864
-------------------------------             ----------------------------
(State  or  other  jurisdiction  of    (I.R.S.  Employer  identification  No.)
incorporation  or  organization)


               301 Oxford Valley Road, Suite 1202, Yardley, PA
                                    19067
            ---------------------------------------------------
                  (Address of principal executive office)
                                 (Zip Code)

                                 (215) 369-9979
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Check  whether  the  registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No

The number of shares outstanding of each of Issuer's classes of common equity as of June 30, 2003 is set forth below:

    Common  Stock,  par  value  $.001                      17,430,422
    -----------------------------                    ---------------
          Title  of  Class                            Number  of  Shares




Transitional  Small  Business  Disclosure  Format   yes        no  X
                                                        ---       ---


                                FTS  Apparel,  Inc.

Part  I  Financial  Information


Item  1.  Financial  Statements

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)




ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,341
  Accounts receivable, net. . . . . . . . . . . . . . . . .          938
  Inventory . . . . . . . . . . . . . . . . . . . . . . . .       12,480
                                                             ------------
      Total current assets                                        15,759
                                                             ------------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . .       46,397
                                                             ------------

OTHER ASSETS
  Investment in private entity. . . . . . . . . . . . . . .       15,000
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . .        3,800
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        8,490
                                                             ------------
                                                                  27,290
                                                             ------------

                                                             $    89,446
                                                             ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . . . . . .  $    16,510
  Accounts payable and accrued expenses - related parties .      104,815
                                                             ------------
    Total current liabilities . . . . . . . . . . . . . . .      121,325
                                                             ------------

CONVERTIBLE DEBENTURES. . . . . . . . . . . . . . . . . . .      247,500
                                                             ------------

STOCKHOLDERS' (DEFICIT)
  10% Convertible preferred stock, Series A, $0.01 par
    value, 150,000 shares authorized, 50,000 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . .       50,000
  Preferred stock, $0.01 par value, 4,850,000 undesignated
    shares authorized . . . . . . . . . . . . . . . . . . .            -
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 17,430,240 shares issued and outstanding. .       17,430
  Additional paid in capital. . . . . . . . . . . . . . . .    5,161,542
  Deferred compensation . . . . . . . . . . . . . . . . . .      (30,000)
  Accumulated (deficit) . . . . . . . . . . . . . . . . . .   (5,478,351)
                                                             ------------

                                                                (279,379)
                                                             ------------

                                                             $    89,446
                                                             ============

                   see notes to financial statements

                                            FTS APPAREL, INC.
                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)



                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JUNE 30, 2003         JUNE 30, 2002     JUNE 30, 2003    JUNE 30, 2002
                                                   --------------------  ------------------  ---------------  ---------------

 REVENUES
   Sales. . . . . . . . . . . . . . . . . . . . .  $            13,864   $               -   $       16,313   $            -
                                                   --------------------  ------------------  ---------------  ---------------

 COST OF GOODS SOLD . . . . . . . . . . . . . . .                9,068                   -           10,167                -
                                                   --------------------  ------------------  ---------------  ---------------

 GROSS PROFIT . . . . . . . . . . . . . . . . . .                4,796                   -            6,146                -
                                                   --------------------  ------------------  ---------------  ---------------

 GENERAL AND ADMINISTRATIVE EXPENSES
    Settlement of lease obligation. . . . . . . .                    -                   -                -          135,234
    Non-cash stock compensation . . . . . . . . .                    -                   -          209,000           52,000
    Purchased development costs . . . . . . . . .                    -                   -           23,500                -
    Selling, general and administrative expenses.               79,946              68,909          179,242          121,135
                                                   --------------------  ------------------  ---------------  ---------------
                                                                79,946              68,909          411,742          308,369
                                                   --------------------  ------------------  ---------------  ---------------

 (LOSS) FROM OPERATIONS . . . . . . . . . . . . .              (75,150)            (68,909)        (405,596)        (308,369)
                                                   --------------------  ------------------  ---------------  ---------------

OTHER INCOME (EXPENSE)
   Interest expense . . . . . . . . . . . . . . .               (1,600)                  -           (3,200)               -
                                                   --------------------  ------------------  ---------------  ---------------
                                                                (1,600)                  -           (3,200)               -
                                                   --------------------  ------------------  ---------------  ---------------

NET (LOSS). . . . . . . . . . . . . . . . . . . .  $           (76,750)  $         (68,909)  $     (408,796)  $     (308,369)
                                                   ====================  ==================  ===============  ===============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED) . . . . . . . . . . . . . .           17,430,240          11,149,284       17,104,826       10,643,188
                                                   ====================  ==================  ===============  ===============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED) .  $             (0.00)  $           (0.01)  $        (0.02)  $        (0.03)
                                                   ====================  ==================  ===============  ===============

see notes to financial statements


                                               FTS APPAREL, INC.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)



                                                        SIX MONTHS ENDED
                                                JUNE 30, 2003       JUNE 30, 2002
                                               ------------------  ---------------

OPERATING ACTIVITIES
    Net cash (used in) operating activities .  $        (142,424)  $      (50,140)
                                               ------------------  ---------------

INVESTING ACTIVITIES
  Investment in private entity. . . . . . . .            (15,000)               -
  Acquisition of fixed assets . . . . . . . .               (454)               -
                                               ------------------  ---------------
    Net cash (used in) investing activities .            (15,454)               -
                                               ------------------  ---------------

FINANCING ACTIVITIES
  Operating advance from officer. . . . . . .                  -            6,284
  Stock subscription. . . . . . . . . . . . .             10,000                -
  Proceeds from convertible debenture . . . .            150,000                -
                                               ------------------  ---------------
    Net cash provided by financing activities            160,000            6,284
                                               ------------------  ---------------

    Net increase (decrease) in cash. . . . .              2,122          (43,856)

CASH AT BEGINNING OF PERIOD . . . . . . . . .                219           44,236
                                               ------------------  ---------------

CASH AT END OF PERIOD . . . . . . . . . . . .  $           2,341   $          380
                                               ==================  ===============

see notes to financial statements

FTS  APPAREL,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                                 JUNE  30,  2003
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

(3)     INVENTORY

Inventory is valued at the lower of cost or market on a first in, first out basis and consists principally of cellular telephone equipment.

(4)     GOING  CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2003 the Company incurred a net loss of $408,796 and has working capital and stockholders' deficits of $105,566 and $279,379, respectively, at June 30, 2003. In addition, the Company currently has no significant revenue generating operations.

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

(5)     CONVERTIBLE  DEBENTURES

During February 2003 the Company completed a debenture offering. Pursuant to a subscription agreement with Dutchess Private Equities Fund, LP ("Dutchess") the Company received $212,500 from the sale of 6% secured convertible debentures. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the Company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The Company has agreed to register the shares underlying the debentures on a Form SB-2 Registration Statement. In addition, in exchange for $12,500 in cash Dutchess agreed to return 250,000 shares of the Company's common stock to the Company, which were purchased by Dutchess in August 2002. As of June 30, 2003 the amount of the debenture issued was increased to $247,500.

(6)     STOCKHOLDERS'  (DEFICIT)

During February 2003 the Company issued 1,900,000 shares of common stock for services pursuant to a Form S-8 registration statement. The shares were valued at their fair market value on the date it was agreed that the shares would be issued. The non-cash stock compensation expense of $209,000 has been charged to operations during the period.

During April 2003 the Company received $10,000 in cash as payment for a subscription for 200,000 shares of its common stock, which have not yet been issued.

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

(8)     SUBSEQUENT  EVENT

During July 2003 the Company received an additional $35,000 from Dutchess under the terms of the debenture offering.

During July 2003 the Company issued 320,000 shares of its common stock pursuant to a Form S-8 Registration Statement as follows:

- For consulting services related to EDGAR filings to be rendered for a period of 24 months - 250,000 shares;
- For design of website and hosting of website for a period of 12 months - 50,000 shares; and
- For marketing services of satellite phones and wireless products - 20,000 shares.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion and analysis covers material changes in our financial condition since the year end December 31, 2002 and a comparison of the results of operations for the three and six months ended June 30, 2003 to the same period in 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in our Form 10-KSB for the year ended December 31, 2002.

     This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could,"
"will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.


Results  of  Operations

     For the three months ended June 30, 2003, we realized a net loss of $76,750 or ($.00) per share, on revenue of $13,864. This compares to a net loss of $68,909 or ($.01) per share, on no revenues for the three months ended June 30, 2002. Accordingly, our net loss increased by $7,841.

     For the three months ended June 30, 2003 we reported $79,946 of general and administrative expenses, compared to $68,909 for the three months ended June 30, 2002, an increase of $11,037. Our general and administrative expenses have increased from the same period in 2002 due to increased overhead and staffing levels of our new wireless business.

     During the second quarter we realized revenue primarily from our Anderson Rd, Tampa, Florida wireless location opened in February. We did not realize any revenue for activations completed in June, our best month to date in that location, because we do not receive commissions until at least 45 days after the end of the month. Additionally, we opened a second wireless location in the Hillsborough Rd. section of Tampa, Fl. at the end of the second quarter. We expect to begin to receive activation revenue from this location in the third quarter. After the end of the second quarter we secured our third wireless location in Philadelphia area which we believe will be fully operational by the end of the third quarter. We continue to develop our wireless business on schedule and anticipate an increase in activation revenue during the third and fourth quarters. We intend to continue to control our expenses carefully as we go forward.

Liquidity  and  Capital  Resources

     At June 30, 2003 we had cash available of $2,341, inventory valued at $12,480, property and equipment valued at $46,397, investments valued at $15,000, deposits of $3,800 and other current assets valued at $8,490 for a total of $89,446 .

     Our current liabilities as of June 30, 2003 of $121,325 consist mainly Of accounts payable and accrued expenses payable to our Chairman and Chief Executive Officer and another related party for legal services.

     We believe that our continued existence is dependent upon our ability to make our wireless operations profitable and our ability to raise additional capital. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern.

     We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.


ITEM  3.     CONTROLS  AND  PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our President and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes  in  Internal  Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.



                           PART  II:  OTHER  INFORMATION

ITEM  1:     LEGAL  PROCEEDINGS

     We are not aware of any legal matters that could have a material impact on our business.


ITEM  2:  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In April and May, 2003, we sold convertible debentures to Dutchess worth $35,000. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the Company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     During the second quarter of our 2003 fiscal year, our Board of Directors and the holders of a majority of our outstanding common stock executed a written consent in favor of the following corporate actions: (1) To amend our Articles of Incorporation to increase our authorized shares of common stock, par value $.001, from 25,000,000 shares to 100,000,000 shares of common stock, par value, $.001. (2) To amend our Articles of Incorporation to change our name to "THE FTS GROUP, INC."

     Subsequently, we delayed our name change and increase in authorized shares due to uncertainty surrounding compliance with Colorado state statutes. We determined to delay our name change and increase in authorized shares until we put these matters to a full vote of the stockholders.


ITEM  5.  OTHER  INFORMATION

     On February 14, 2003, pursuant to an Asset Purchase Agreement dated as of February 14, 2003 (the "Purchase Agreement") between us and Simply Cellular, Inc., a Florida corporation (the "Seller"), we acquired substantially all of the assets of the Seller's cellular service and accessories store. We have continued to use the acquired assets for the same use. The purchase price consisted of $70,000 of cash. We obtained funds for the acquisition via the sale of 6% convertible debentures. At the time of the acquisition there were no material relationships between the us or any of our affiliates, directors or officers, or any associate of such director or officer, on the one hand, and the Seller, on the other hand.

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

A.  EXHIBITS

Number    Description

3.1 Articles of Incorporation of the Company as filed June 30, 1997 with the Secretary of State of the State of Colorado and included as exhibit 2.1 to the Company's Form 10-SB dated August 24, 1998, and incorporated herein by reference.

3.2 Articles of Amendment of the Articles of Incorporation of the Company as filed April, 15, 1998 with the Secretary of State of the State of Colorado and included as exhibit 2.2 to the Company's Form 10-SB dated August 24,1998, and incorporated herein by reference.

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

10.1  Lease  between  the Company  and DRP Company of Alabama, Inc dated May 25,
2003.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


B.  REPORTS  ON  FORM  8-K

     We  did  not  file  any  8-Ks  in  the  quarter  ended  June  30,  2003.



                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FTS  APPAREL,  INC.



Date:  August  14,  2003          By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher,  President
                                       (Chief  Executive  and
                                       Principal  Executive  Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

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

Date:  August  14,  2003
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

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

Date:  August  14,  2003
                         /s/  Linda  Ehlen
                         ______________________________________
                         By:  Linda  Ehlen
                         Chief  Financial  Officer