Form 10KSB/A
period 2002-12-31
FTS APPAREL INC
filed 2003-10-10
CIK 1062663

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

                         Commission File Number 0-24829

                                FTS APPAREL, INC.
                                -----------------

             (Exact name of registrant as specified in its charter)


         Colorado                                                84-1416864
-------------------------------                             -------------------
(State  or  other  jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)


1049c Oxford Valley Rd., Suite 1202, Levittown, Pennsylvania               19057
--------------------------------------------------------              ----------
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

                           FORWARD LOOKING STATEMENTS

This report includes "forward-looking statements. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

                                        i


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





Year Ended                  High            Low
------------------         ------          -----

         2001
         ----
March 31                   $.31           $.07
June 30                    $.26           $.07
September 30               $.25           $.02
December 31                $.07           $.02

         2002
         ----
March 31                   $.35           $.06
June 30                    $.20           $.04
September 30               $.20           $.05
December 31                $.15           $.06






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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

For the year ended December 31, 2002, we issued the following number of restricted shares of our common stock to the following individuals listed below. Shares totaling 6,884,289 were issued during 2002.

STOCK  ISSUANCES  TO  MR.  SCOTT  GALLAGHER,  OUR  CHAIRMAN  AND  CEO
- In January we agreed to issue 1,200,000 shares of common stock valued at $.10 per share pursuant to an employment agreement.
- On November 12, 2002 we issued- 833,333 shares of common stock for services rendered (accrued salary) to the Company valued at $.06 per share;
- On November 26, 2002, we issued Scott Gallagher - 387,500 shares of common stock for services rendered (Board Compensation) to the Company valued at $.08 per share.
We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK  ISSUANCES  TO  MS.  LINDA  EHLEN,  INTERIM  CFO
- 166,666- shares of common stock for services rendered to the Company valued at $.06 per share.
- 56,250 shares of common stock for services rendered to the Company valued at $.08 per share.
We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK  ISSUANCES  TO  MR.  SCOTT  MCBRIDE,  DIRECTOR
- 125,000 shares of common stock for services rendered to the Company valued at $.06 per share
- 300,000 shares of common stock which were purchase at $.05 per share for proceeds to the Company of $15,000;
- 75,000 shares of common stock for services rendered to the Company valued at $.08 per share (Board Compensation).
We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK  ISSUANCE  TO  MR.  JAMES  GILLIGAN,  DIRECTOR
- 125,000 shares of common stock for services rendered to the Company valued at $.06 per share.
- 75,000 shares of common stock for services rendered to the Company valued at $.08 per share (Board Compensation).
We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK  ISSUANCES  TO  MR.  DAVID  RASMUSSEN,  DIRECTOR
- 75,000 shares of common stock for services rendered to the Company valued at $.08 per share (Board Compensation).

In November of 2002, we issued 30,000 shares of common stock to two former directors for services rendered to the Company during 2001 valued at $.06 per share.
-     20,000  shares  to  Mr.  Joseph  DeBerry
-     10,000  shares  to  Mr.  Roger  Burnett
We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

PRIVATE  PLACEMENT  SHARES
We issued an aggregate of 350,000 shares of common stock to three individuals who purchased shares in September 2002 at $.05 per share. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Each investor had access to information that would be included in a registration statement. Each investor is sophisticated and is able to bear the economic risks of their investment.

DUTCHESS  PRIVATE  EQUITIES
-     250,000  shares  were  purchased  at  $.05  per  share  in  August of 2002
- 600,000 shares were issued valued at $.18 per share in August of 2002, relating to our proposed Equity Line.
We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In each investment Dutchess Private Equities Fund, LP had access to information that would be included in a registration statement. Dutchess Private Equities Fund, LP is a sophisticated investor and is able to bear the economic risks of their investment.

SETH  FARBMAN,  LEGAL
- 100,000 shares were issued to Mr. Seth Farbman in August of 2002 valued at $.18 for legal services relating to our SB-2 filing.
We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

THE FOLLOWING SHARE ISSUANCES WERE MADE TO OUR FORMER CHAIRMAN AND CEO MR. LEROY LANDHUIS DURING 2002.

 LEASE  SETTLEMENT  AGREEMENT
-     January  11,  2002               433,333  valued  at  $.10  per  share
-     September  23,  2002           1,010,047  valued  at  $.14  per  share
-     November  26,  2002              322,160  valued  at  $.08  per  share

SERVICES  RENDERED

- January 11, 2002, we also issued 370,000 shares valued at $.10 per share for services rendered by Mr. Landhuis during 2001.
We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW
--------

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

STRATEGIC  PLAN

Going forward we intend to develop a profitable full service wireless company by acquiring or developing additional retail locations in selected markets on the East Coast namely Florida's Gulf Coast market and Pennsylvania's Philadelphia market. Our primary wireless business consist of selling wireless handsets, accessories, home and business network equipment and related products to retail and wholesale customers. To achieve this goal, we have embarked on a targeted media marketing campaign focused on building brand identity of our existing retail business. In addition were actively seeking to expand our business by adding additional locations in our target markets to grow our critical mass. For the next twelve months, the principal elements of our strategy for achieving these goals are:

- Offer state of the art and hard to find wireless products such as BlueTooth, Data devices, and Wi-Fi products.

- Open a minimum of 4 retail locations. As of August 2003, we have three retail locations. We are currently seeking our next location and have no pending agreements to purchase or develop a forth location.

- Sign an additional 1,000 Air Voice wholesale customers through aggressive selling and marketing to cellular customers who prefer a "pay as you go" cellular model. As of August 2003, we had approximately 52 Air Voice wholesale customers.

-     Deliver  superior  service  to  our  retail  and  wholesale  customers.

- Effectively execute a full scale marketing campaign to build brand identity including mass print advertising in our target markets, radio advertising, traditional mailers and a mix of Internet marketing programs.

- Manage and implement sound processes to facilitate our growth including and inventory monitoring and point of sale software program.

-     Continue to utilize the talent available on our active Board of Directors.

-     Achieve  profitability  in  a  reasonable  time  frame.

We believe our current funding commitment by Dutchess Private Equities Fund and cash flows generated from operations will allow us to fully execute the basic components of our 12-month strategic plan outlined above. We continue to search and evaluate other funding possibilities as we may require additional funds if we do not achieve profitability within the 12-month time frame. We may not be able to obtain additional financing on terms that are acceptable to us.


RESULTS  OF  OPERATIONS
-----------------------

YEAR  ENDED  DECEMBER  31,  2002  COMPARED  TO THE YEAR ENDED DECEMBER 31, 2001.

During the year ended December 31, 2002, we realized a net loss of $815,907 (or $0.07 per share) on no revenue, compared to a net loss of $1,168,154 ($.14 per share) on revenue of $568,953 for the year ended December 31, 2001. Revenue during 2002 decreased by $568,953 over the prior year due primarily to our inactivity as we ceased operating activities of our apparel business and generated no revenue in 2002.

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


General and administrative expenses decreased from 2001 to 2002, from $1,101,127 in 2001 to $811,678 in 2002. The administrative expenses in 2002 are comprised principally of non cash stock compensation of $604,363 and accrued salaries of $134,500 and legal and accounting of $56,478. The remaining amount of $16,337 includes SEC filing fees, stock transfer fees, insurance, outside consulting, office supplies, postage and other miscellaneous expenses. The administrative expenses in 2001 are comprised principally of non cash stock compensation of $226,672, salaries of $212,372, consulting services of $357,594, office rent of $108,494, China office of $19,352, insurance of $35,000, accounting fees of $24,935, legal fees of $27,198, commissions of $34,984 and advertising costs of $34,619 and other miscellaneous expenses of $19,907. The change to general and administrative expenses from 2001 to 2002 is primarily attributed to the fact that in 2001 we operated a business in the apparel industry. In 2002, we were essentially dormant as management explored strategic alternatives going forward and ceased operating activities related to its apparel business.

Professional fees remained a significant expense in the amount of $56,478 in 2002 as compared to $49,776 in the prior fiscal year. These expenses were incurred in connection with our need to file periodic reports with the SEC.

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

Goodwill  and  Intangible  Asset  Impairment:

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

EXECUTIVE  COMPENSATION
-----------------------

The following table presents a summary of the compensation paid to our Chief Executive Officer during the last three fiscal years. No other executive officer received compensation in excess of $100,000 during 2002. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.



                           Summary Compensation Table

                                                                 Long-term
                                   Annual Compensation          Compensation
                                ---------------------------   ------------------
                                                Other Annual  Securities
Name and Position                Year  Salary   Compensation  Underlying Options
-------------------------------  ----  ------   ------------  ------------------

Scott Gallagher                  2002  $201,000*    $25,000
 Chairman of the Board and       2001     NA
 Chief Executive Officer         2000     NA

LeRoy Landhuis,                  2000   $19,750    $117,844(1)         -0-(2)
 Chairman of the Board and       2001      -0-     $226,672(3)         -0-(2)
 Chief Executive Officer(A)      2002     NA(**)

-----------------------------------------






(A)  Mr.  Landbuis  is  no  longer  our  Chairman  and  Chief Executive Officer.

(*)In 2002, we did not pay Mr. Gallagher in cash. Instead, we paid him 1,200,000 shares of stock valued at $120,000 pursuant to his employment contract, in addition we paid him 1,145,833 shares that were converted into $75,000 and applied to his salary and 75,000 shares as board compensation valued at $6,000. At the end of the year Mr. Gallagher had $45,000 in unpaid accrued salary and bonuses.

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




STOCK  OPTION  PLAN
-------------------

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

COMPLIANCE  WITH  SECTION  16.
------------------------------

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

ITEM  13.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures.

The Company's Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB, as amended. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b)  Changes  in  Internal  Control.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB, as amended, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  IV

ITEM  14.  EXHIBITS,  REPORTS  ON  FORM  8-K  AND  FINANCIAL  STATEMENTS

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

31.1  Section  302  Certification  of  the  Chief  Executive  Officer

31.2  Section  302  Certifications  of  the  Interim  Chief  Financial  Officer

32.1 Section 906 Certifications of the Chief Executive Officer and the Interim Chief Financial Officer

(b)  Reports  on  Form  8-K

The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report.

(c)  Financial  Statements  and  Schedules.

The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this Report.


SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Yardley, Pennsylvania on the 10th day of October, 2003.

                                FTS APPAREL, INC.



By:  /s/  Scott  Gallagher
   -----------------------------------------------
   Scott  Gallagher,  Chairman  of  the  Board,
   Chief  Executive  Officer,  President  and  Director


By:  /s/  Linda  Ehlen
   ------------------------------------------------
  Linda  Ehlen, Interim Chief Financial Officer and Principal Accounting Officer





Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.



Signatures                       Title                           Date


/s/  James  H.  Gilligan           Director                   October  10,  2003
------------------------
James  H.  Gilligan


/s/  Scott  McBride                Director                   October  10,  2003
------------------------
Scott  McBride


/s/  David  R.  Rasmussen          Director                   October  10,  2003
------------------------
David  R.  Rasmussen

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

                                FTS APPAREL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                         ASSETS

CURRENT ASSETS
      Cash                                                                            $219
                                                                        --------------------

 PROPERTY AND EQUIPMENT, NET                                                          3,943
                                                                        --------------------

 OTHER ASSETS                                                                           900
                                                                        --------------------

                                                                                     $5,062
                                                                        ====================

                              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                         $58,219
      Accounts payable - related party                                               53,926
                                                                        --------------------
                 Total current liabilities                                          112,145
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
                                                                        --------------------
                                                                                   (107,083)
                                                                        --------------------

                                                                                    $5,062
                                                                        ====================




The notes to the financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                            STATEMENTS OF OPERATIONS

                                                    YEAR ENDED         YEAR ENDED
                                                   DECEMBER 31,       DECEMBER 31,
                                                      2001                2002
                                                 ----------------- -------------------
 REVENUES
       Sales of merchandise                              $568,953                  $-
       Advertising and promotion income                     7,893                   -
                                                 ----------------- -------------------
                                                          576,846                   -
                                                 ----------------- -------------------

 COST OF GOODS SOLD                                       645,824                   -
                                                 ----------------- -------------------

 GROSS PROFIT (LOSS)                                      (68,978)                  -

 GENERAL AND ADMINISTRATIVE EXPENSES                    1,101,127             811,674
                                                 ----------------- -------------------

 (LOSS) FROM OPERATIONS                                (1,170,105)           (811,674)
                                                 ----------------- -------------------

OTHER INCOME (EXPENSE)
      Interest income                                       3,207                   -
      Interest expense                                     (1,256)             (4,233)
                                                 ----------------- -------------------

                                                            1,951              (4,233)
                                                 ----------------- -------------------


NET (LOSS)                                             (1,168,154)           (815,907)

PREFERRED DIVIDENDS                                             -                   -
                                                 ----------------- -------------------

NET (LOSS) APPLICABLE TO COMMON STOCK                 $(1,168,154)          $(815,907)
                                                 ================= ===================

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      (BASIC AND DILUTED)                               8,598,451          11,132,146
                                                 ================= ===================

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)           $(0.14)            $(0.07)
                                                 ================== ===================

The notes to the financial statements are an integral part of these statements.

                                FTS APPAREL, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2002

                                      Number of Number of                   Additional
                                     Preferred   Common   Preferred Common   Paid-in      Deferred
                                      Shares     Shares     Stock    Stock   Capital     Compensation
                                    --------- ---------- --------- -------- ----------- --------------
Balance, December 31, 2000            50,000   7,721,229  $50,000   $7,721  $4,028,715              $-

  Subscribed stock issued                  -     105,000        -      105        (105)
  Stock issued for services                -     819,722        -      820     225,852
  Net (loss) for the year
    ended December 31, 2001                -           -        -        -           -               -
                                    --------- ---------- --------- -------- ----------- --------------

Balance, December 31, 2001            50,000   8,645,951   50,000    8,646   4,254,462               -

   Stock issued pursuant to
     employment contract                   -   1,200,000        -    1,200     118,800       (120,000)
   Stock issued for services               -   2,648,749        -    2,649     271,651               -
   Stock issued for cash                   -     900,000        -      900      44,100               -
   Stock issued for settlement of lease    -   2,135,540        -    2,135     267,929               -
   Amortization of deferred compensation   -           -        -        -           -          60,000
   Net (loss) for the year ended
      December 31, 2002                    -           -        -        -           -               -
                                    --------- ---------- --------- -------- ----------- --------------

Balance, December 31, 2002            50,000  15,530,240  $50,000  $15,530  $4,956,942   $(60,000)
                                    ========= ========== ========= ======== =========== ==============

                                                                     Total
                                                     Accumulated  Stockholders'
                                                     (Deficit)     (Deficit)
                                                    ------------  ------------
Balance, December 31, 2000                          $(3,085,494)   $1,000,942

  Subscribed stock issued
  Stock issued for services                             226,672
  Net (loss) for the year ended December 31, 2001    (1,168,154)   (1,168,154)
                                                    ------------  ------------

Balance, December 31, 2001                           (4,253,648)       59,460

   Stock issued pursuant to employment contract               -             -
   Stock issued for services                                  -       274,300
   Stock issued for cash                                      -        45,000
   Stock issued for settlement of lease                       -       270,064
   Amortization of deferred compensation                      -        60,000
   Net (loss) for the year ended December 31, 2002     (815,907)     (815,907)
                                                    ------------  ------------

Balance, December 31, 2002                          $(5,069,555)    $(107,083)
                                                    ============  ============




The notes to the financial statements are an integral part of these statements.

                                          FTS  APPAREL,  INC.
                                     STATEMENTS  OF  CASH  FLOWS

                                                                        YEAR ENDED               YEAR ENDED
                                                                         DECEMBER 31,             DECEMBER 31,
                                                                            2001                     2002
                                                                     --------------------     --------------------


OPERATING ACTIVITIES
          Net (loss)                                                         $(1,168,154)               $(815,907)
          Adjustments to reconcile net (loss) to net cash
              (used in) operating activities:
                  Amortization and depreciation                                   32,822                      657
                  Stock issued or subscribed for services,
                     contracts, and trade agreements                             226,672                  604,364
                  Amortization of non-cash prepaid
                     expenses                                                    304,728                        -
                  Write-down of inventory                                        111,979                        -
                  Loss on sale of property and equipment                          (2,662)                       -
          Changes in:
              Accounts receivable                                                 89,165                        -
              Inventory                                                          176,718                        -
              Prepaid expenses                                                         -                   19,682
              Other assets                                                        11,782                     (900)
              Accounts payable and accrued expenses                              (66,799)                  56,118
              Accounts payable - related party                                     1,971                   51,569
                                                                     --------------------     --------------------
                  Net cash (used in) operating activities                       (281,778)                 (84,417)
                                                                     --------------------     --------------------

INVESTING ACTIVITIES
      Acquisition of fixed assets                                                      -                   (4,600)
                                                                     --------------------     --------------------
                  Net cash (used in) investing activities                              -                   (4,600)
                                                                     --------------------     --------------------

FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                           -                   45,000
      Preferred dividends paid                                                    (1,411)                       -
                                                                     --------------------     --------------------
                      Net cash provided by (used in)
                        financing activities                                      (1,411)                  45,000
                                                                     --------------------     --------------------

                      Net (decrease) in cash                                     (283,189)                (44,017)

CASH AT BEGINNING OF YEAR                                                         327,425                  44,236
                                                                     --------------------     --------------------

CASH AT END OF YEAR                                                               $44,236                    $219
                                                                     ====================     ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
          Interest                                                                 $1,256                  $4,233
                                                                     ====================     ====================
          Income taxes                                                               $-                      $-
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES

      Common stock issued for deferred compensation                                  $-                  $120,000
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

NOTE  3  -  PROPERTY  AND  EQUIPMENT


Property and equipment consists of the following:

         Office equipment                                     $4,600
         Less: accumulated depreciation                          657
                                                            ---------
                                                              $3,943


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

Changes  in  options  outstanding  under  the  plan  are  summarized as follows:



                                        Number of        Weighted
                                         Shares          Average
                                                      Exercise Price
                                    --------------- ----------------
Outstanding at December 31, 2000      1,050,000       $1.50
Granted                                                         -
                                              -
Exercised                                                       -
                                              -
Forfeited                               452,000        1.50
                                     ------------     ------------
Outstanding at December 31, 2001
 and 2002                               598,000       $1.50
                                     ============     ============




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

 EXHIBIT  31.1

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

I,  Scott  Gallagher,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB, as amended by Form 10-KSB/A, of FTS Apparel, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclustions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  October  10,  2003


/s/  Scott  Gallagher
______________________________________
By:  Scott  Gallagher
Chief  Executive  Officer

EXHIBIT  31.2

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

I,  Linda  Ehlen,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB, as amended by Form 10-KSB/A, of FTS Apparel, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclustions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date  October  10,  2003


/s/  Linda  Ehlen
______________________________________
By:  Linda  Ehlen
Interim  Chief  Financial  Officer

EXHIBIT  32.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In  connection  with  the  Annual  Report  of  FTS  Apparel,  Inc.
(the "Company") on Form 10-KSB, as amendment by Form 10-KSB/A, for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Scott  Gallagher
______________________________________
By:  Scott  Gallagher
Chief  Executive  Officer
October  10,  2003


/s/  Linda  Ehlen
______________________________________
By:  Linda  EHlen
Interim  Chief  Financial  Officer
October  10,  2003







                                  END OF FILING