Form 10QSB/A
period 2003-03-31
FTS APPAREL INC
filed 2003-10-10
CIK 1062663

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

                         Commission File Number 0-24829

                                FTS APPAREL, INC.
                                -----------------

             (Exact name of registrant as specified in its charter)


          Colorado                                        84-1416864
-------------------------------            -----------------------------------
(State  or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation  or  organization)


1049c  Oxford  Valley  Rd.,  Levittown,  PA                            19057
---------------------------------------------------                  ----------
   (Address  of principal executive office)                           (Zip Code)

                                 (215)  943-9979
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



                                FTS APPAREL, INC.

                          PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                FTS APPAREL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
      Cash                                                                          $12,222
      Inventory                                                                       8,485
      Prepaid expenses and other current assets                                       5,011
                                                                        --------------------
                                                                                     25,718
                                                                        --------------------

 PROPERTY AND EQUIPMENT, NET                                                         48,443
                                                                        --------------------

 OTHER ASSETS
      Deposits                                                                        2,900
      Investment in private entity                                                   15,000
                                                                        --------------------
                                                                                     17,900
                                                                        --------------------

                                                                                    $92,061
                                                                        ====================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                          $8,294
      Accounts payable - related party                                               98,896
                                                                        --------------------
                 Total current liabilities                                          107,190
                                                                        --------------------

CONVERTIBLE DEBENTURES                                                              212,500
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
                                                                        --------------------
                                                                                   (227,629)
                                                                        --------------------

                                                                                    $92,061
                                                                        ====================

      The notes to these financial statements are an integral part of these statements.


                                FTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS         THREE MONTHS
                                                                               MARCH 31,           MARCH 31,
                                                                                 2003                2002
                                                                          ------------------- --------------------
                                                                                                  (Restated)

 REVENUES
      Sales                                                                           $2,449                  $-
                                                                          ------------------- --------------------

 COST OF GOODS SOLD                                                                    1,099                    -
                                                                          ------------------- --------------------

 GROSS PROFIT                                                                          1,350                    -
                                                                          ------------------- --------------------

 GENERAL AND ADMINISTRATIVE EXPENSES
      Lease settlement                                                                     -              125,234
      Non -cash stock compensation                                                   209,000               52,000
      Purchased development expenses                                                  23,500                    -
       General and administrative                                                     99,296               52,226
                                                                          ------------------- --------------------
                                                                                     331,796              229,460
                                                                          ------------------- --------------------

 (LOSS) FROM OPERATIONS                                                             (330,446)            (229,460)
                                                                          ------------------- --------------------

OTHER INCOME (EXPENSE)
     Interest expense                                                                 (1,600)                   -
                                                                          ------------------- --------------------
                                                                                      (1,600)                   -
                                                                          ------------------- --------------------

NET (LOSS)                                                                          (332,046)            (229,460)

PREFERRED DIVIDENDS                                                                        -                    -
                                                                          ------------------- --------------------

NET (LOSS) APPLICABLE TO COMMON STOCK                                              $(332,046)           $(229,460)
                                                                          =================== ====================

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     (BASIC AND DILUTED)                                                          16,775,796           10,982,617
                                                                          =================== ====================

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)                                      $(0.02)             $(0.02)
                                                                          =================== ====================

      The notes to these financial statements are an integral part of these statements.


                                FTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS            THREE MONTHS
                                                                            MARCH 31,                MARCH 31,
                                                                              2003                     2002
                                                                       --------------------     -------------------
                                                                                                    (Restated)
OPERATING ACTIVITIES
         Net cash (used in) operating activities                                  $(87,997)              $(49,336)

INVESTING ACTIVITIES
     Investment in private entity                                                  (15,000)                      -
                                                                       --------------------     -------------------
         Net cash (used in) investing activities                                   (15,000)                      -
                                                                       --------------------     -------------------

FINANCING ACTIVITIES
     Proceeds from issuance of convertible debentures                              115,000                       -
     Officer advances                                                                    -                   5,500
                                                                       --------------------     -------------------
         Net cash provided by financing activities                                 115,000                   5,500
                                                                       --------------------     -------------------

                     Net increase (decrease) in cash                                12,003                 (43,836)

CASH AT BEGINNING OF YEAR                                                              219                  44,236
                                                                       --------------------     -------------------

CASH AT END OF YEAR                                                                $12,222                    $400
                                                                       ====================     ===================


SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
     Interest                                                                          $-                     $-
                                                                       ====================     ===================
     Income taxes                                                                      $-                     $-
                                                                       ====================     ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of assets with convertible debenture                              $70,000                     $-
                                                                       ====================     ===================
     Direct payment of operating expenses with debenture proceeds                  $15,000                     $-
                                                                       ====================     ===================
     Repurchase of common stock with debenture proceeds                            $12,500                     $-
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

In addition, during March 2003 the Company acquired 30,000 shares of preferred stock in VidYah, Inc., a private entity, for $15,000 in cash. Holders of the Vidyah preferred stock have the same voting rights as holders of the common stock. The preferred stock has liquidation rights. The preferred stock is convertible, at the holder's option, into an equivalent number of shares of common stock subject to certain adjustements. The Company purchased an interest in VIDYAH.COM because it believes VIDYAH represents an attractive investment that will increase in value over time.


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

THE THREE MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2002.

RESULTS  OF  OPERATIONS

For the three months ended March 31, 2003, the Company realized a net loss of $332,046, or $.02 per share, on revenue of $2,449. This compares to a net loss of $229,460, or $.02 per share, on no revenues for the three months ended March 31, 2002 as we were essentially dormant. We have started to report sales revenue related to the sale of wireless products at our retail location in Florida.
During the period ended March 31, 2003 we reported one month of sales. Accordingly the Company net loss increased by $100,986.

Our general and administrative expenses have increased from the same period in 2002 primarily because we had no operations during 2002. and we have recorded an increase in overall expenses related to our new operating businessFor the three months ended March 31, 2003, we reported $331,796 of general and administrative expenses, compared to $229,460 for the three months ended March 31, 2002, an increase of $102,336. This increase is primarily attributable to a $157,000 increase in non-cash stock compensation paid to consultants and a $47,070 increase in our general and administrative expenses consisting of $21,492 on legal expenses and travel expenses of $6,700 and purchase R&D expenses of $23,500.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003 we had cash available of $12,222, inventory valued at $8,485 and prepaid expenses and other current assets valued at $5,011 for a total of $25,718 of current assets.

For the three months ending March 31, 2003 we reported $1,099 of cost of goods sold compared to $0 cost of goods for the period ending
March  31,  2002  as  we  were  essentially  dormant.

Our current liabilities as of March 31, 2003, $107,190 consist mainly of accounts payable and accrued expenses and $98,896 of accounts payable to a related party consisting of $25,395 in legal fee's due to David Babiarz a related party and $73,501 of accrued salary to our Chairman and CEO Scott Gallagher.

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


ITEM  3.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, as amended. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of the fiscal year covered by this Quarterly Report on Form 10-QSB, as amended, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT  INDEX

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

31.1  Section  302  Certification  of  the  Chief  Executive  Officer

31.2  Section  302  Certifications  of  the  Interim  Chief  Financial  Officer

32.1 Section 906 Certifications of the Chief Executive Officer and the Interim Chief Financial Officer.

                             B. REPORTS ON FORM 8-K

On February 24, 2003, the Company filed an 8-K regarding the acquisition of Simply Cellular and the financing with Dutchess Private Equities Fund, L.P,

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FTS APPAREL, INC.



Date:  October  10,  2003                 By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher,  President
                                       (Chief  Executive  and
                                       Principal  Executive  Officer)

                                   By:  /s/  Linda  Ehlen
                                       -------------------------------
                                       Linda  Ehlen
                                       Interim  Chief  Financial  Officer

EXHIBIT  31.1

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

I,  Scott  Gallagher,  certify  that:

1. I have reviewed this Quarterly Report on Form 10-QSB, as amended by Form 10-QSB, of FTS Apparel, Inc.

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


/s/  Scott  Gallagher
______________________________________
By:  Scott  Gallagher
Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

I,  Linda  Ehlen,  certify  that:

1. I have reviewed this Quarterly Report on Form 10-QSB, as amended by Form 10-QSB/A of FTS Apparel, Inc.

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

Date  October  10,,  2003


/s/  Linda  Ehlen
______________________________________
By:  Linda  Ehlen
Interim  Chief  Financial  Officer

EXHIBIT  32.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Quarterly Report of FTS Apparel, Inc. (the "Company") on Form 10-QSB, as amended by the Form 10-QSB/A, for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Scott  Gallagher
______________________________________
By:  Scott  Gallagher
Chief  Executive  Officer
October  10,  2003


/s/  Linda  Ehlen
______________________________________
By:  Linda  EHlen
Chief  Financial  Officer
October  10,  2003

                                  END OF FILING