Form 10QSB/A
period 2003-06-30
FTS APPAREL INC
filed 2003-10-10
CIK 1062663

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



                   1049c Oxford  Valley  Rd.,  Levittown,  PA
                                      19057
                     (Address of principal executive office)
                                   (Zip Code)

                                 (215) 943-9979
                                 --------------
              (Registrant's telephone number, including area code)

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

                                FTS APPAREL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)
                                   (Restated)

                                     ASSETS

CURRENT ASSETS
  Cash                                                            $2,341
  Accounts receivable, net                                           938
  Inventory                                                       12,480
  Lease rights, current portion                                   20,000
                                                             ------------
      Total current assets                                        35,759
                                                             ------------

PROPERTY AND EQUIPMENT, NET                                       46,397
                                                             ------------

OTHER ASSETS
  Investment in private entity                                    15,000
  Deposits                                                         3,800
  Lease rights                                                     3,000
                                                             ------------
                                                                  21,800
                                                             ------------

                                                                $103,953
                                                             ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $34,010
  Accounts payable and accrued expenses - related parties .      104,815
                                                             ------------
    Total current liabilities                                    138,825
                                                             ------------

CONVERTIBLE DEBENTURES                                           247,500
                                                             ------------

STOCKHOLDERS' (DEFICIT)
  10% Convertible preferred stock, Series A, $0.01 par
    value, 150,000 shares authorized, 50,000 shares issued
    and outstanding                                               50,000
  Preferred stock, $0.01 par value, 5,000,000 undesignated
    shares authorized                                                  -
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 17,430,240 shares issued and outstanding          17,430
  Additional paid in capital                                   5,161,542
  Common stock subscription                                       50,000
  Deferred compensation                                          (30,000)
  Accumulated (deficit)                                       (5,481,341)
                                                             ------------

                                                                (282,369)
                                                             ------------

                                                                $103,956
                                                             ============

                        see notes to financial statements

                                FTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JUNE 30, 2003         JUNE 30, 2002     JUNE 30, 2003    JUNE 30, 2002
                                                   --------------------  ------------------  ---------------  ---------------
                                                       (Restated)                               (Restated)
 REVENUES
   Sales                                          $   13,864                 $      -           $16,313           $    -
                                                   ----------------  ------------------  ---------------  ---------------

 COST OF GOODS SOLD                                    9,068                         -           10,167                 -
                                                   ----------------  ------------------  ---------------  ---------------

 GROSS PROFIT                                          4,796                         -            6,146                 -
                                                   ----------------  ------------------  ---------------  ---------------

 GENERAL AND ADMINISTRATIVE EXPENSES
    Settlement of lease obligation                         -                         -                -            135,234
    Non-cash stock compensation                            -                         -          209,000             52,000
    Purchased development costs                            -                         -           23,500                -
    Selling, general and administrative expenses.     80,936                    68,909          180,232          121,135
                                                   ----------------  ------------------  ---------------  ---------------
                                                      80,936                    68,909          412,732          308,369
                                                   ----------------  ------------------  ---------------  ---------------

 (LOSS) FROM OPERATIONS                              (76,140)                  (68,909)        (406,586)        (308,369)
                                                   ----------------  ------------------  ---------------  ---------------
OTHER INCOME (EXPENSE)
   Interest expense                                   (1,600)                        -           (3,200)               -
                                                   ----------------  ------------------  ---------------  ---------------
                                                      (1,600)                        -           (3,200)               -
                                                   ----------------  ------------------  ---------------  ---------------

NET (LOSS)                                          $(77,740)                 $(68,909)     $(4,098,786)        $(308,369)
                                                   ================  ==================  ===============  ===============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED)                              17,430,240                11,149,284       17,104,826       10,643,188
                                                   ================  ==================  ===============  ===============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)    $(0.00)                   $(0.01)           $(0.02)          $(0.03)
                                                   ================  ==================  ===============  ===============






see  notes  to  financial  statements

                                FTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                JUNE 30, 2003       JUNE 30, 2002
                                               ------------------  ---------------
                                                  (Restated)
OPERATING ACTIVITIES
    Net cash (used in) operating activities .  $(142,424)        $(50,140)
                                               ---------------  ---------------

INVESTING ACTIVITIES
  Investment in private entity                   (15,000)               -
  Acquisition of fixed assets                       (454)               -
                                               ---------------  ---------------
    Net cash (used in) investing activities .    (15,454)               -
                                               ---------------  ---------------

FINANCING ACTIVITIES
  Operating advance from officer                       -            6,284
  Stock subscription                              10,000                -
  Proceeds from convertible debenture            150,000                -
                                               ---------------  ---------------
    Net cash provided by financing activities    160,000            6,284
                                               ---------------  ---------------

    Net increase (decrease) in cash                2,122          (43,856)

CASH AT BEGINNING OF PERIOD                          219           44,236
                                               ---------------  ---------------

CASH AT END OF PERIOD                             $2,341             $380
                                               ===============  ===============





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

(4)  GOING  CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2003 the Company incurred a net loss of $409,786 and has working capital and stockholders' deficits of $103,066 and $282,369, respectively, at June 30, 2003. In addition, the Company currently has no significant revenue generating operations.

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

(6)  STOCKHOLDERS'  (DEFICIT)

In April 1998 the Company authorized the issuance of 150,000 shares of Series A Voting Convertible Cumulative Preferred Stock for $1 per share. The Series A Convertible Preferred Stock paid senior preferential dividends at the rate of 10% per annum until April 2000. From May 2000 through April 2003, the dividend is calculated at 3.75% of the "net profits" of the Company and payable annually on or before 90 days from the closing of the Company's fiscal year. Each share of Series A Convertible Preferred Stock is convertible into one share of commons stock at the option of the holder. The Series A Convertible Preferred Stock automatically converts to common stock in April 2003. Suring August 2003the holder of the 150,000 outstanding shares of Series A Convertible Preferred Stock submitted the shares for conversion. Ther shares are shown as common stock subscription at June 30, 2003.

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

(8)  COMMITMENTS

During May 2003 the Company entered into an agreement to assume certain lease rights and obligations from a third party. In exchange for the rights the Company agreed to pay an aggregate of $25,000 and be responsible for all future lease payments under the lease of $895 per month through August 31, 2003 with renewal rights through August 31, 2004. In August 2003 the Company renewed the lease to extend the term through August 31, 2004. The Company has recorded the $25,000 as lease rights and will amortize this over the term of the lease.

(9)  CORRECTION  OF  AN  ERROR

During August 2003 the Company determined that it had not recorded $17,500 in amounts due to a third party and $990 in rent expense related to the assumption of a lease as described in Note 8. In addition, the Company determined that the 50,000 outstanding shares of Series A Convertible Preferred Stock should have been cancelled and the amount classified as a common stock subscription on the June 30, 2003 balance sheet. The accompanying financial statements have been restated to reflect these corrections. The adjustments increased the net loss for the six and three months ended June 30, 2003 by $(990) or $(.00) per share.

(10)  SUBSEQUENT  EVENT

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

RESULTS  OF  OPERATIONS

Results  of  Operations

For the three months ended June 30, 2003, we realized a net loss of $77,740 or ($.00) per share, on revenue of $13,864. This compares to a net loss of $68,909 or ($.01) per share, on no revenues for the three months ended June 30, 2002. In 2002 we ceased operations of our apparel business and reduced our expenses to accrued salaries, legal expenses, accounting expenses all related to our SEC filings. Accordingly, our net loss increased by $8,831.

For the three months ended June 30, 2003 we reported $9,068 for cost of goods sold compared to $0 cost of goods sold for the three month period ended June 30, 2002. Cost of goods sold increased because we were essentially dormant in 2002 and we earned revenues in 2003.

For the three months ended June 30, 2003 we reported $80,936 of general and administrative expenses, compared to $68,909 for the three months ended June 30, 2002, an increase of $12,027. Our general and administrative expenses have increased from the same period in 2002 due to increased overhead and staffing levels of our new wireless business, specifically additional rent of $4,000 and employees hired to run our new wireless business at $8,027. Overhead and staffing increased when compared to 2002 because, in 2002 we were essentially dormant other than accrued salaries and cost's related to legal and accounting expense for our SEC filings and in 2003 we resumed operations and hired employees. Additionally, we had rent, utilities and other operational costs associated with the new business.

During the second quarter we realized revenue primarily from our Anderson Rd, Tampa, Florida wireless location opened in February. We did not realize any revenue for activations completed in June, because we do not receive commissions until at least 45 days after the end of the month. Additionally, we opened a second wireless location in the Hillsborough Rd. section of Tampa, Fl. at the end of the second quarter. We expect to begin to receive activation revenue from this location in the third quarter. After the end of the second quarter we secured our third wireless location in Philadelphia area which we believe will be fully operational by the end of the third quarter. We continue to develop our wireless business on schedule and anticipate an increase in activation revenue during the third and fourth quarters. We intend to continue to control our expenses carefully as we go forward. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our results of operations.

Liquidity  and  Capital  Resources

At June 30, 2003 we had cash available of $2,341, inventory valued at $12,480, property and equipment valued at $46,397, investments valued at $15,000, deposits of $3,800 and current lease rights of $20,000

Our current liabilities as of June 30, 2003 of $158,825 consist mainly of accounts payable and accrued expenses and salary payable to our Chairman and Chief Executive Officer in the amount of $91,000 and loans of $8,397; $1,500 to our Interim Chief Financial Officer and $14,000 to W. Scott McBride, our Director. We also owe David Babiarz approximately $25,000 for legal services.

     We believe that our continued existence is dependent upon our ability to make our wireless operations profitable and our ability to raise additional capital. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern.

     We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs the funds expected from equity sales.

ITEM  3.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, as amended. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of the fiscal year covered by this Quarterly Report on Form 10-QSB, as amended, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1  Lease  between  the  Company and DRP Company of Alabama, Inc dated May 25,
2003 filed as Exhibit 10.1 to the Company's report on Form 10-Q on August 14, 2003 and incorporated herein by reference.

31.1  Section  302  Certification  of  Chief  Executive  Officer

31.2  Section  302  Certification  of  Interim  Chief  Financial  Officer

32.1  Section  906  Certification  of  Chief  Executive  Officer

32.2  Section  906  Certification  of  Interim  Chief  Financial  Officer

B.  REPORTS  ON  FORM  8-K

We  did  not  file  any  8-Ks  in  the  quarter  ended  June  30,  2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FTS APPAREL, INC.



Date:  October  10,  2003          By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher,  President
                                       Chief  Executive  and
                                       Principal  Executive  Officer

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


                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

I,  Scott  Gallagher,  certify  that:

1. I have reviewed this Quarterly Report on Form 10-QSB, as amended by Form 10-QSB/A, of FTS Apparel, Inc.

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

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  October  10,  2003


/s/  Scott  Gallagher
______________________________________
By:  Scott  Gallagher
Chief  Executive  Officer

EXHIBIT  31.2

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

I,  Linda  Ehlen,  certify  that:

1. I have reviewed this Quarterly Report on Form 10-QSB, as amended by Form 10-QSB/A, of FTS Apparel, Inc.

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

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FTS Apparel, Inc. (the "Company") on Form 10-QSB, as amended by Form 10-QSB/A, for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Scott  Gallagher
______________________________________
By:  Scott  Gallagher
Chief  Executive  Officer
October  10,  2003

EXHIBIT  32.2

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FTS Apparel, Inc. (the "Company") on Form 10-QSB, as amended by Form 10-QSB/A, for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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