Form 10QSB
period 2003-09-30
FTS APPAREL INC
filed 2003-11-19
CIK 1062663

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Check  whether  the  registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of Issuer's classes of common equity as of September 30, 2003 is set forth below:

                    COMMON STOCK, PAR VALUE $.001 17,700,240
                    ----------------------------------------
                         TITLE OF CLASS NUMBER OF SHARES


Transitional  Small  Business  Disclosure  Format   yes        no  X
                                                        ---       ---


                                FTS  Apparel,  Inc.




                          PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                                       FTS APPAREL, INC.
                                         BALANCE SHEET
                                       September 30, 2003
                                          (UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,869
  Accounts receivable, net. . . . . . . . . . . . . . . . .        1,691
  Inventory . . . . . . . . . . . . . . . . . . . . . . . .       18,912
  Lease rights, . . . . . . . . . . . . . . . . . . . . . .       17,000
                                                             ------------
      Total current assets. . . . . . . . . . . . . . . . .       40,472
                                                             ------------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . .       46,242
                                                             ------------

OTHER ASSETS
  Investment in private entity. . . . . . . . . . . . . . .       15,000
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . .        5,775
                                                             ------------
                                                                  20,775
                                                             ------------

                                                             $   107,489
                                                             ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . . . . . .  $    48,977
  Accounts payable and accrued expenses - related parties .      160,607
                                                             ------------
      Total current liabilities . . . . . . . . . . . . . .      209,584
                                                             ------------

CONVERTIBLE DEBENTURES. . . . . . . . . . . . . . . . . . .      282,500
                                                             ------------


STOCKHOLDERS' (DEFICIT)
  10% Convertible preferred stock, Series A, $0.01 par:
    value, 150,000 shares authorized. . . . . . . . . . . .
  Preferred stock, $0.01 par value, 4,850,000 undesignated
    shares authorized . . . . . . . . . . . . . . . . . . .
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 17700 shares issued and outstanding:. . . .       17,770
  Additional paid in capital. . . . . . . . . . . . . . . .    5,308,472
  Common stock subscription . . . . . . . . . . . . . . . .       50,000
  Deferred compensation . . . . . . . . . . . . . . . . . .     (146,550)
  Accumulated (deficit) . . . . . . . . . . . . . . . . . .   (5,614,217)
                                                             ------------

                                                                (384,595)
                                                             ------------

                                                             $   107,489
                                                             ============
See Notes to Financial Statements



                                                           FTS APPAREL, INC.
                                                        STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)



                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    September 30,          September 30,      September 30,  September 30,
                                                             2003               2002               2003         2002
                                                   --------------------  -------------------  ------------  -----------


 REVENUES
   Sales. . . . . . . . . . . . . . . . . . . . .  $            26,797   $                -   $    43,111   $         -
                                                   --------------------  -------------------  ------------  ------------

 COST OF GOODS SOLD . . . . . . . . . . . . . . .               19,018                    -        29,185             -
                                                   --------------------  -------------------  ------------  ------------

 GROSS PROFIT . . . . . . . . . . . . . . . . . .                7,779                    -        13,926             -
                                                   --------------------  -------------------  ------------  ------------

 GENERAL AND ADMINISTRATIVE EXPENSES
    Settlement of lease obligation. . . . . . . .                    -                    -             -       135,234
    Non-cash stock compensation . . . . . . . . .               30,650              174,407       224,650       241,407
    Purchased development costs . . . . . . . . .                    -                    -        23,500             -
    Selling, general and administrative expenses.              106,459               68,183       303,692       174,318
                                                   --------------------  -------------------  ------------  ------------
                                                               137,109              242,590       551,842       550,959
                                                   --------------------  -------------------  ------------  ------------

 (LOSS) FROM OPERATIONS . . . . . . . . . . . . .             (129,330)            (242,590)     (537,916)     (550,959)
                                                   --------------------  -------------------  ------------  ------------

OTHER INCOME (EXPENSE)
   Interest expense . . . . . . . . . . . . . . .               (3,547)                   -        (6,746)            -
                                                   --------------------  -------------------  ------------  ------------
                                                                (3,547)                   -        (6,746)            -
                                                   --------------------  -------------------  ------------  ------------

NET (LOSS). . . . . . . . . . . . . . . . . . . .  $          (132,877)  $         (242,590)  $  (544,662)  $  (550,959)
                                                   ====================  ===================  ============  ============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED) . . . . . . . . . . . . . .           17,631,910           11,211,267    17,273,721    10,629,127
                                                   ====================  ===================  ============  ============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED) .  $             (0.01)  $            (0.02)  $     (0.03)  $     (0.05)
                                                   ====================  ===================  ============  ============
See Notes to Financial Statements



                                               FTS APPAREL, INC.
                                            STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)



                                                     NINE MONTHS ENDED
                                               September 30, 2003    September 30, 2002
                                               -----------------    -------------------


OPERATING ACTIVITIES
    Net cash (used in) operating activities .  $       (271,776)    $   (50,140)
                                               -----------------    -------------

INVESTING ACTIVITIES
    Net cash (used in) investing activities .           (18,074)             -
                                               -----------------   -------------

FINANCING ACTIVITIES


    Net cash provided by financing activities           292,500           6,284
                                               -----------------   -------------

    Net increase (decrease) in cash . . . . .             2,650         (43,856)

CASH AT BEGINNING OF PERIOD . . . . . . . . .               219          44,236
                                               -----------------   -------------

CASH AT END OF PERIOD . . . . . . . . . . . .  $          2,869      $      380
                                               ================     =============
See Notes to Financial Statements


                               FTS APPAREL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
 (1)     BASIS  OF  PRESENTATION

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2002 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB/A.

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

(4)     GOING  CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2003 the Company incurred a net loss of $544,662 and has working capital and stockholders' deficits of $169,113 and $384,596 respectively, at September 30, 2003.

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

(5)     CONVERTIBLE  DEBENTURES

During February 2003 the Company completed a debenture offering. Pursuant to a subscription agreement with Dutchess Private Equities Fund, LP ("Dutchess") the Company received $212,500 from the sale of 6% secured convertible debentures. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the Company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The Company has agreed to register the shares underlying the debentures on a Form SB-2 Registration Statement. In addition, in exchange for $12,500 in cash Dutchess agreed to return 250,000 shares of the Company's common stock to the Company, which were purchased by Dutchess in August 2002. As of September 30, 2003 the amount of the debenture was increased to $282,500.

(6)     STOCKHOLDERS'  (DEFICIT)

In April 1998 the Company authorized the issuance of 150,000 shares of Series A Voting Convertible Cumulative Preferred Stock for $1 per share. The Series A Convertible Preferred Stock paid senior preferential fixed dividends at the rate of 10% per annum until April 2000. From May 2000 through April 2003, the dividend is calculated at 3.75% of the "net profits" of the Company and payable annually on or before 90 days from the closing of the Company's fiscal year. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock at the option of the holder. The Series A Convertible Preferred Stock automatically converts to common stock in April 2003. During August 2003 the holder of the 50,000 outstanding shares of Series A Convertible Preferred Stock submitted the shares for conversion. The shares are shown as a common stock subscription at September 30, 2003.

During February 2003 the Company issued 1,900,000 shares of common stock for services pursuant to a Form S-8 registration statement. The shares were valued at their fair market value on the date it was agreed that the shares would be issued. The non-cash stock compensation expense of $209,000 has been charged to operations during the period.

During April 2003 the Company received $10,000 in cash as payment for a subscription for 200,000 shares of its common stock.

In July 2003, the Company entered into three service agreements: 250,000 shares of common stock were issued for S.E.C. related Edgar filing services for a period of 24 months. 50,000 shares of common stock were issued for web development and hosting services for a period of 12 months. 20,000 shares of common stock were issued for marketing of wireless satellite products for a period of 12 months. All shares were valued at $.46 per share, the fair market value on the date the shares were issued.

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

(8)     COMMITMENTS

During May 2003 the Company entered into an agreement to assume certain lease rights and obligations from a third party. In exchange for the rights the Company agreed to pay an aggregate of $25,000 and be responsible for all future lease payments under the lease of $895 per month through August 31, 2003 with renewal rights through August 31, 2004. In August 2003 the Company renewed the lease to extend the term through August 31, 2004. The Company has recorded the $25,000 as lease rights and will amortize this over the term of the lease. The net lease rights at September 30, 2003 are $17,000

(9)     CORRECTION  OF  AN  ERROR

During August 2003 the Company determined that it had not recorded $17,500 in amounts due to a third party and $990 in rent expense related to the assumption of a lease as described in Note 8. In addition, the Company determined that the 50,000 outstanding shares of Series A Convertible Preferred Stock should have been cancelled and the amount classified as a common stock subscription on the June 30, 2003 balance sheet. The financial statements have been restated to reflect these corrections. The adjustments increased the net loss for the nine and three months ended September 30, 2003 by $(990) or $(.00) per share.

(10)        SUBSEQUENT  EVENT

On October 27, 2003 the Company acquired the assets of Florida based Pagers N Phones for $27,000 in cash and agreed to issue 300,000 shares of restricted stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis covers material changes in our financial condition since the year end December 31, 2002 and a comparison of the results of operations for the three and nine months ended September 30, 2003 to the same period in 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in our Form 10-KSB for the year ended December 31, 2002.

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

RESULTS  OF  OPERATIONS

Results of Operations for the three month and nine month periods ending September 30, 2003:

For the three months ended September 30, 2003, we realized revenue of $26,797 compared to no revenue for the period ending September 30,2002 as we were essentially dormant. For the nine months ending September 30, 2003 we realized revenue of $43,111, compared to no revenue for the period ending September 30, 2002 as we were essentially dormant during that period.

For the three months ended September 30, 2003, we realized a net loss of $132,877 or ($.01) per share, on revenue of $26,797. This compares to a net loss of $242,590 or ($.02) per share, on no revenues for the three months ended September 30, 2002, a decrease of ($109,713). The decrease is attributed to the absence of stock issuances relating to a lease settlement agreement entered into during the same period for 2002. For the nine months ended September 30, 2003, we realized a net loss of $544,662 or ($.03) per share, on revenue of $43,111. This compares to a net loss of $550,959 or ($.05) per share, on no revenues for the nine months ended September 30, 2002 as we were essentially dormant. The decrease in our loss is also primarily attributed to the absence of the lease settlement agreement entered into in 2002.

For the three months ended September 30, 2003 we reported $19,018 for cost of goods sold compared to $0 cost of goods sold for the three month period ended September 30, 2002. For the nine months ended September 30, 2003 we reported $29,185 for cost of goods sold compared to $0 cost of goods sold for the nine month period ended September 30, 2002. The increase in cost of goods sold was due to the fact that in the comparable period we were essentially dormant and our operating business generated revenues in 2003.

For the three months ended September 30, 2003 we reported $106,459 of general and administrative expenses, compared to $68,183 for the three months ended September 30, 2002, an increase of $38,276 the increase in due to an overall increase in expense levels relating to our operating business, specifically increases in staffing, rents and overhead. For the nine months ended September 30, 2003 we reported $303,692 of general and administrative expenses, compared to $174,318 for the nine months ended September 30, 2002, an increase of $129,374, the increase is due to the increased operating expenses listed above.

We generate our core revenue from the activation of new wireless service to our customers. We receive our commission revenue approximately 45 days after the end of each month, therefore our reported revenue does not reflect the actual revenue generated during the 3 month period. We report the actual revenue received on a quarter by quarter basis, for example, new activation revenues generated in September will not be reported until mid-November.

We intend to continue to build our business and carefully monitor our expense levels to achieve our goal of reaching profitability. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our results of operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2003 we had cash available of $2,869, inventory valued at $18,912 property and equipment valued at $46,242. Investments valued at $15,000, deposits of $5,775 and current lease rights of $17,000.

Our current liabilities as of September 30, 2003 of $209,585 consist mainly of accounts payable and accrued expenses, as well as accrued salary of $92,000 and advances of $42,000 due to our Chairman and Chief Executive Officer Mr. Gallagher. We also owe David Babiarz approximately $25,000 for legal services.

We believe that our continued existence is dependent upon our ability to make our wireless operations profitable and our ability to raise additional capital. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern. We are confident in our ability to raise the necessary capital to execute our business plan however no assurances can be given.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity.

The Company believes that if revenue continues at the level reported in the nine months ended September 30, 2003, it will derive insufficient cash flow to fund operations and relieve all payables essential to the continuing operation of the business. Any additional material reduction in revenue could have a material adverse effect on the Company's operational capabilities. The Company began operating a wireless business this year that will require additional funds to fully execute its business plan, however, the Company believes that with increased revenue, its cash flow will improve and will be sufficient to operate the business. Cash flow from operations is insufficient to fund current operations. At its current rate the company will need to raise a minimum of $120,000 to fund operations for the next twelve months. The Company is uncertain that it will be able to raise additional capital.

ITEM  3.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, the Chief Executive Officer and Interim Chief
Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of the fiscal year covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM  1:  LEGAL  PROCEEDINGS

We are not aware of any legal matters that could have a material impact on our business.

ITEM  2:  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In April and May, 2003, we sold convertible debentures to Dutchess worth $35,000. In October we sold Dutchess $130,000 of convertible debentures.
The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the Company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5: OTHER INFORMATION

Not Applicable.


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

We filed an 8-K on July 22, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FTS APPAREL, INC.



Date:  November  19,  2003          By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher,  President
                                       Chief  Executive  and
                                       Principal  Executive  Officer

                                  By:  /s/  Linda  Ehlen
                                       -------------------------------
                                       Linda  Ehlen
                                       Interim  Chief  Financial
                                       Officer