Form 10KSB
period 2003-12-31
FTS APPAREL INC
filed 2004-04-14
CIK 1062663

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2003

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File Number 0-24829

                                 FTS GROUP, INC.
                                 ---------------


             (Exact name of registrant as specified in its charter)


         Nevada                                                84-1416864
-------------------------------                             -------------------
(State  or  other  jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)


1049c Oxford Valley Rd., Levittown, Pennsylvania                         19057
--------------------------------------------------------              ----------
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (215) 943-9979

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               Title of each class

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  Company's  revenues  for  the  most  recent  fiscal  year  were  $108,655

The aggregate market value of the 3,456,402 shares of common stock held by non-affiliates of the Company as of March 15, 2004 was $898,665 based upon the last reported sale of the common stock of $.26 per share on March 15, 2004.

The Company had 24,423,293 shares of common stock outstanding as of March 15, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

                                 FTS GROUP, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART  I                                                               PAGE  NO.

ITEM  1   DESCRIPTION  OF  BUSINESS                                           3
ITEM  2   DESCRIPTION  OF  PROPERTY                                           6
ITEM  3   LEGAL  PROCEEDINGS                                                  6
ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS         6

PART  II

ITEM  5   MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS       6
ITEM  6   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                             7
ITEM  7   FINANCIAL  STATEMENTS                                              10
ITEM 8 CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING 20 AND FINANCIAL DISCLOSURE
ITEM  8A  CONTROLS  AND  PROCEDURES

PART  III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 20 16(A) OF THE EXCHANGE ACT
ITEM  10  EXECUTIVE  COMPENSATION                                            21
ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND          22
         MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS
ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                 23
ITEM  13  EXHIBITS  AND  REPORTS  ON  FORM  8-K                              24
ITEM  14  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES                         25

              SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

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

ITEM  1.  BUSINESS

HISTORY

We organized as Full Tilt Sports, Inc. in 1997 as a Colorado corporation to develop and market a line of young men's casual apparel. We own several U.S. trademarks relating to that business. Effective August 23, 2000, we changed our name to FTS Apparel, Inc. Our attempts to build a profitable apparel business were unsuccessful and the prior management team was unable to raise the required funds to continue in the apparel business As a result, we exited the apparel business. In January 2002, we experienced a change in management. Effective January 11, 2002, Scott Gallagher became our new Chairman and Chief Executive
Officer and we appointed three new directors. The new Chairman agreed to purchase 1,861,618 shares of our common stock owned by two of the former officers and directors and other shareholders. The new management team initially developed a strategic plan to acquire and develop cash flow positive businesses. After an analysis of the market, management determined to primarily focus on building a chain of retail wireless locations that sell cellular and satellite handsets and activations. FTS Wireless, Inc., a wholly owned subsidiary, was organized as a Florida corporation in February 2003 to become a full service wireless company operating a chain of retail wireless locations. On January 26, 2004, we changed our name to FTS Group, Inc. to reflect the change in our operations.


DESCRIPTION  OF  BUSINESS

We focus on developing, investing in and acquiring cash-flow positive businesses and viable business projects, primarily those in the wireless industry. Through our wholly owned subsidiary FTS Wireless, Inc., we are engaged in a targeted, strategic development strategy to consolidate the highly fragmented cellular phone and services industry. We currently operate five retail wireless locations in the Florida market and one in the Philadelphia Market:

- In February 2003, we acquired certain assets of Tampa, Florida based "Simply Cellular, Inc."

- In May 2003, we acquired a lease and selected assets from American Connections of Florida, LLC, giving us a broader presence in the Tampa market.

- In July 2003, we opened a third "FTS Wireless" location serving the Philadelphia Market. This location will also serve as our corporate headquarters.

-    In  November  2003,  we  acquired a lease and selected assets from Pagers N
Phones,  LLC,  expanding  our  presence  into  the  Brandon,  Florida  market.

- In December 2003, we acquired a second lease and selected assets from Pagers N Phones, LLC, expanding our presence into the Saint Petersburg, Florida market.

- In March 2004, we acquired a lease and selected assets from Lutz, Florida based All Clear Wireless, Inc. expanding our presence into the Tampa, Florida suburban market.


THE  MARKET  FOR  OUR  PRODUCTS  AND  SERVICES
----------------------------------------------

We market and distribute Satellite and Cellular based wireless products and services in three east-coast markets: Florida's Gulf Coast market, New Jersey and Pennsylvania's Philadelphia market. In the Florida Gulf Coast market and the Philadelphia market we sell "post-pay" wireless services and products offered from 4 of the nation's top 6 wireless carriers AT&T, T-Mobile, Sprint and Nextel. We purchase wireless handsets and accessories as well as perform cellular activations through our Master Agents, Malsha Products and American Connections. We sell these products directly to the end user at any of our retail locations in Florida and Pennsylvania. We also have marketing rights in several markets located along the eastern seaboard to sell and distribute "Pre-Pay" cellular products and services offered by Air Voice Wireless (an "AT&T Reseller). We derive our revenues from the sale of wireless products and commission paid to us for each new customer that signs a cellular or satellite contract.

We derive the majority of our revenue from commissions paid to us for the activation of new "Post-Pay" cellular customers, those customers who have signed a one or two year contract for cellular or satellite service. We derive our "Pre-Pay" revenue primarily from the sale of cellular handsets and the sale of Air Voice pre-pay cellular airtime cards.

We have converted two of our five retail locations into free Wi-Fi Hotspots. We convert our stores into Wi-Fi Hotspots by adding Linksys 802.11b routers to our existing network. As a full service wireless company, we offer wireless business and retail users the ability to access the Internet or make phone calls using 802.11b or Wi-Fi technology based devices such as PDAs, laptops and cell phones. Each of our wireless locations also markets and sells 802.11b/g based wireless network products from Linksys for home or corporate use. While we do not currently charge customers for access to our Wi-Fi Hotspots, we are in the process of converting all Hot Spot locations into a new "pay per use" business model. The new arrangement will allow customers access to more then 1000 Hot Spot locations in North America and Great Britain.

THE  WIRELESS  INDUSTRY  (POST-PAID)

According to market research firm Euromonitor, in a report released in July 2003,in 2003 the cellular/PCS sector totaled US$3.8 billion, and is expected to reach US$5.1 billion by 2007, a growth of nearly 34% over 2003. In 2002 more than 50% of the U.S. population owned a cellular phone. Out of all owners of wireless phones, 56% owned their phone for more than a year, and 42% plan on changing their phone within the next six months. 85% of current wireless consumers said they want a mobile phone that can also take and exchange photographs.

Post-paid customers subscribe to a monthly service plan usually under a one or two year contract. We believe this segment of the wireless telecommunications industry is experiencing significant technological change. Upgrading of the wireless networks capabilities, and the introduction of data in the form of photos, music, and wireless Internet to the communication network has shifted the image of wireless devices from a luxury gadget to a business and entertainment tool. This causes uncertainty about future customer demand for current products and services and the prices that we will be able to charge for these services. For example, the demands for wireless data and cellular services provided by Sprint, Nextel and T-Mobile may be affected by the proliferation of wireless local area networks, otherwise known as Wi-Fi. To that end we have begun to carry, sell and market Wi-Fi equipment and products and convert our chain of retail locations into Wi-Fi Hotspots to attract residential and business customers to our stores. The rapid change in technology may lead to the development of wireless telecommunications services or alternative services that consumers prefer over traditional cellular. There is also uncertainty as to the extent to which airtime charges and monthly recurring charges may continue to decline. As a result, the future prospects of the wireless industry and other competitive services remain uncertain.

A key element in the economic success of wireless carriers is the rate of customer churn. Customer churn is defined as the number of clients who cancel their contract with the carrier prior to the end of the term. Churn rates have continued to grow in recent years due to declining cellular plan pricing. In addition, the implementation of local number portability that took place in November 2003, is likely to increase churn. Local number portability means customers can keep their phone number when changing carriers. These developments may have a positive effect on our cellular operations by presenting customers with more flexibility when choosing a carrier and increase the rate of new activations.

THE  WIRELESS  INDUSTRY  (PRE-PAID)

In a report published in February 2003, industry research firm Atlantic-ACM forecasts that the prepaid wireless segment will grow from $4.4 billion in 2003 to $9.5 billion in 2007. Pre-paid customers typically do not sign a contractual agreement with a cellular carrier. They typically buy airtime in $20 to $100 denominations at a higher per minute rate than most "Post-Pay" plans. We believe the pre-paid wireless segment will grow substantially in the next several years and that we can profit from this trend.

According to Euromonitor, "high penetration rates mean increasing costs for customer acquisition. One untapped market is 18 to 24 year olds, who have a higher propensity to buy phones than the population as a whole, as penetration levels in this segment are comparatively lower." In 2002, 18 to 24 year olds purchased 16% of all handsets, while in the meantime, the demographic group accounted for only 10% of the total U.S. population. The 18 to 24 group is also particular in the way they relate to their phones. They are more likely to buy on impulse, they spend more on a phone, and they are more likely to base purchase decisions on product appearance compared with older groups. Based on these statistics and the growing trend of young adults who now use their wireless phone as their only form of telecommunication, we feel an above average opportunity exists for us to target this market.

STRATEGIC  PARTNERS  AND  CONTRACTS

POST-PAID

We activate wireless services through agreements with companies known as "Master Agents." A Master Agent has the ability to pay us a higher per activation commission than we could expect to receive if we dealt directly with the major wireless carriers. Their commission tier is based on the consolidated monthly activations of all of their dealers. For T-Mobile and Nextel, we have a contract in place with Fort Lauderdale based master agent American Connections of Florida, LLC, and for Sprint activations we have an agreement in place with New York based master agent Malsha Products. Our contract with American Connections of Florida represents approximately two thirds of our revenues and our contract with Malsha Products represents approximately one third of our revenues. These companies pay us a commission for each new cellular customer who signs a one or two year cellular contract with the carrier. However, if that customer deactivates their cellular service within the 181 day period after signing the contract the commission paid to us is charged back to our account and not paid. We have set up a reserve account of 10% of activation revenue for possible charge-backs.

PRE-PAID

We have marketing and distribution rights in three significant east coast markets, New Jersey, Florida and Pennsylvania, to sell Air Voice Wireless (an AT&T Reseller) pre-paid products and services. We function as a Master Agent for Air Voice Wireless products and services in the New Jersey and Philadelphia markets in addition to selling Air Voice Wireless products at our retail location in the Philadelphia market. In Florida's Gulf Coast market we function as a Master Agent in addition to selling Air Voice Wireless products at each of our retail locations. We generate revenue primarily through the sale of cellular handsets and airtime.

DISTRIBUTION  AND  SALES
------------------------

We depend on advertising and marketing to attract new customers. We also depend on our product offering to be superior to that of our competition. We currently advertise in local print publications, including daily newspapers and weekly publications, advertise on the Internet and in flyers. Additionally, we run in store product related promotions including a referral program geared at generating new business through our existing customer base. Currently we plan our advertising budget around specific promotions from the national carriers, who in turn offset some of the advertising costs with co-op funds.

As our company grows and as we introduce new products and services to the markets in which we operate, advertising will become a significant expense going forward. Although we believe our marketing efforts will have a positive effect on our business we cannot be assured of success.

INVESTMENTS
-----------

In March 2003, we acquired 30,000 shares of preferred stock in Vidyah, Inc., a private technology company, for $15,000 in cash. Holders of the Vidyah preferred stock have the same voting rights as holders of the common stock. The preferred stock has liquidation rights. The preferred stock is convertible, at the holder's option, into an equivalent number of shares of common stock subject to certain adjustments. Vidyah provides comprehensive technology learning solutions, certification programs, and customized learning for a variety of Fortune 1000 companies, including, Disney, Sony, Microsoft, IBM, Cisco Systems, Harvard University, etc. We purchased an interest in Vidya.com because we believe Vidyah represents an attractive investment that will increase in value over time.

SEASONALITY
-----------

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; timing of new products and service introductions; and aggressive marketing and sales promotions. To date, we have not experienced any seasonality in our sales although we may in the future as we expand our retail operations.

COMPETITION
-----------

The retail wireless market is very fragmented and highly competitive. In the markets where we operate our retail locations, we experience intense competition from other independent retailers, privately held chains that offer a broad range of products and carrier owned and operated stores with superior name recognition and brand identity than us. There is no one dominant competitor. We believe that success in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships, and the ability to anticipate technological changes and changes in customer preferences. We believe our competitive advantage lies in our ability to provide superior customer service while offering a more diverse line of wireless products and services than our competitors including Wi-Fi networking products, satellite phones and a large variety of Pre-Paid cellular products.

EMPLOYEES
---------

As of December 31, 2003, we had 8 full time employees. Three of our employees are at the corporate level, our Chairman and Chief Executive Officer, Scott Gallagher, Linda Ehlen, our Chief Financial Officer and Robert Lewis as our Chief Operating officer. In connection with our cellular phones and accessories business, we employ five full-time individuals to run our Florida stores.

We expect to hire additional employees over the next twelve months as our business grows. From time-to-time, we engage the services of outside consultants to assist in our business, including attorneys, accountants, and marketing and advertising personnel. We may engage the services of additional individuals in the future as our business needs dictate and our financial resources permit.

ITEM  2.  PROPERTIES

We lease facilities located at 1049C Oxford Valley Road, Levittown Pennsylvania 19057 for use as a wireless retail location in addition to serving as our corporate headquarters. We entered into our lease commencing on July 15, 2003 for a period of one year and currently pay a monthly rental fee of $1,000 to occupy approximately 1,000 square feet. Our lease agreement expires in July of 2004 and provides for a one year renewal option.

We operate a wireless phone business from leased facilities located at 12014 Anderson Road, Tampa, Florida, 33625. The facilities, leased to Simply Cellular, Inc., commenced on August 1, 2001, with Life Investor Inc., Co., as landlord and on February 14, 2003, Simply Cellular, Inc., assigned such leased facilities to us. The monthly rent for this location is $2,000 and ends in September of 2004 with a 1 year renewal option.

We assumed a lease from American Connections of Florida, LLC for our location at 8802 Rocky Creek Dr, Tampa, Florida at a rate of $985 per month. We renewed this lease until August 2004 with a one year option.

We assumed a month to month lease from Pagers N Phones, Inc. for our Brandon, Florida location at 944 Brandon Blvd., Brandon, Fl 33618 at a rate of $1,950.00 per month.

We assumed a month to month lease from Pagers N Phones, Inc. for our St. Petersburg location at 5225 4th St. N. St. Petersburg Fl, 33645 at a rate of $650 per month.

We secured a new month to month lease to rent the Lutz, Florida location of the former All Clear Wireless at a rate of $1,391 per month.

We believe that our leased property for our corporate headquarters is adequate for our current and immediately foreseeable operating needs. We may acquire other leases or properties if our business grows according to our strategic plan.

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


Year Ended                  High            Low
------------------         ------          -----
  2002
  ----
March 31                   $.35           $.06
June 30                    $.20           $.04
September 30               $.20           $.05
December 31                $.15           $.06

  2003
  ----
March 31                   $.26           $.09
June 30                    $.28           $.16
September 30               $.68           $.23
December 31                $.25           $.15

  2004
  ----
March 31*                  $.40           $.15

* Through March 23, 2004.


We had approximately 149 record holders of our common stock as of January 12, 2004.

DIVIDEND  POLICY

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. No dividends on the common stock have been paid or declared by the Board to date, and we do not anticipate that dividends will be paid in the foreseeable future.

TRANSFER  AGENT

Our transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway Suite 102, Frisco, Texas 75034. Their phone number is (469) 633-0101.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

For the quarter ended December 31, 2003, we sold 340,000 shares of our common stock to three individuals at a purchase price of $0.10 per share. As of March 15th, 2004 the shares had not yet been issued.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

Historically and through the year ended December 31, 2001, we operated exclusively in the apparel industry. In January 2002, we experienced a management change after the prior management team was unable to raise the required funds to continue in the apparel business. Our business now focuses on developing and acquiring cash-flow positive businesses and viable business projects primarily those in the wireless and technology industries. As of March 15th, 2004 we operated a total of 6 retail locations, we lease two wireless retail locations in Tampa, Florida, one in St. Petersburg, FL, one in Brandon, Fl, one in Lutz, Fl and one in Suburban Philadelphia, Pennsylvania. Due to continuing losses from operations, the accountant which audited our financial statements for the year ended December 31, 2002 assessed that there was substantial doubt about our ability to continue as a going concern.

RESULTS  OF  OPERATIONS
-----------------------

YEAR  ENDED  DECEMBER  31,  2003  COMPARED  TO THE YEAR ENDED DECEMBER 31, 2002.

During the year ended December 31, 2003, we realized a net loss of $873,641 (or $0.05 per share) on revenue of $108,655, compared to a net loss of $815,907
($.07 per share) on no revenue for the year ended December 31, 2002. Revenue during 2003 increased by $108,655 over the prior year due to the operations of our new wireless business launched in the first quarter of 2003. During 2002 we were essentially dormant as we exited our previous apparel business.

The cost of goods sold in 2003, was $90,058, which consisted primarily of the purchase of wireless handsets, airtime, equipment and related devices for resale through our retail and Internet distribution channels.

General and administrative expenses increased slightly from 2003 to 2002, from $811,678 in 2002 to $844,117 in 2003. The administrative expenses in 2003 are comprised principally of consulting fees of $214,700, non cash stock compensation of $130,000, salaries of 74,116.74, legal and accounting of $65,322, rents of $49,672, public and investor relations expense of $37,409. The remaining amount includes SEC filing fees, stock transfer fees, insurance, commissions, office supplies, postage and other miscellaneous expenses. The administrative expenses in 2002 are comprised principally of non cash stock compensation of $604,363 and accrued salaries of $134,500 and legal and accounting of $56,478. The remaining amount of $16,337 includes SEC filing fees, stock transfer fees, insurance, outside consulting, office supplies, postage and other miscellaneous expenses.

The change to general and administrative expenses from 2003 to 2002 is primarily attributed to the fact that in 2002 we were essentially dormant as management explored strategic alternatives going forward and ceased operating activities related to its apparel business. Expenses during 2002 were primarily related to the settlement of leases and other obligations of the company related to the previous apparel business.

We anticipate that we will continue to incur losses until such time that we generate revenues from retail sales in an amount adequate to cover cost of goods and expenses.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of our products, the competitive environment within the retail wireless industry, our ability to continue to expand our operations, the level of costs incurred in connection with our expansion efforts, and economic conditions. Investors are directed to consider other risks and uncertainties discussed in this report and our documents filed with the Securities and Exchange Commission.

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 6, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

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

We recognize revenue from advertising and promotion income as the requisite services are provided.

GOODWILL  AND  INTANGIBLE  ASSET  IMPAIRMENT:

We periodically review the carrying amount of property, plant and equipment and its identifiable intangible recognition

Goodwill and Intangible Asset Impairment: See note 1 impairment of long lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

SUBSEQUENT  EVENTS

On March 2, 2004, we acquired the assets of Lutz, Florida based All Clear Wireless for $39,000 in cash creating our sixth retail wireless location.

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

We Had A Loss For The Year Ended December 31, 2003 And Expect Losses To Continue In The Future. There Is A Risk We May Never Become Profitable.

We had a net loss of $873,641 for the year ended December 31, 2003 and a net loss of $815,907for the year ended December 31, 2002. Our future operations may not be profitable if we are unable to develop our recently acquired operating business or if we are unable to expand our current limited operations to an e-commerce business model. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to advertise our products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our audited financial statements for the fiscal year ended December 31, 2003, reflect a net loss of $873,641. These conditions raised substantial doubt about our ability to continue as a going concern if sufficient additional funding was not acquired or alternative sources of capital developed to meet our working capital needs.


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

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our articles of incorporation authorize the issuance of 155,000,000 shares of common stock, par value $.001 per share. As of March 15, 2004 we have 24,423,293 shares of our common stock issued and outstanding. We are also authorized to issue 150,000 shares of our Series A 10% convertible preferred stock of which no shares are issued or outstanding and 4,850,000 undesignated preferred shares, par value $.01 per share, of which no shares are issued or outstanding. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

IF WE BECOMES A FRANCHISOR, WE MUST COMPLY WITH FEDERAL AND STATE FRANCHISE REGULATIONS AND IF WE SHOULD FAIL TO MATERIALLY COMPLY WITH SUCH REGULATIONS, WE MAY NOT BE ABLE TO FRANCHISE OUR FTS WIRELESS CELLULAR STORES.

The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under those laws by government agencies, including the Federal Trade Commission ("FTC") and various state authorities. Pursuant to FTC regulations, we would be required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. We would be required to prepare Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, we would be required to register or file with those states and to provide prescribed disclosures. If we should fail to materially comply with such regulations, we may not be able to franchise our cellular stores.

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

ITEM  7.  FINANCIAL  STATEMENTS

R.  E.  BASSIE  &  CO.
CERTIFIED  PUBLIC  ACCOUNTANTS

6671  Southwest  Freeway,  Suite  550
Houston,  Texas  77074-2220
Tel:  (713)  272-8500  Fax:  (713)  272-8515
E-Mail:  Rebassie@aol.com




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The  Board  of  Directors  and  Stockholders
FTS  Group,  Inc.:

We have audited the consolidated balance sheet of FTS Group, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTS Group, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations, and has working capital and stockholders' deficits. These factors raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in
Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  R.  E.  Bassie  &  Co.
Houston,  Texas
April  2,  2004


                                 FTS GROUP, INC. AND SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEETS

                                   December 31, 2003 and 2002




                                   Assets                               2003          2002
                            -------------------                      ------------  ------------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     6,887   $       219
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .        3,905
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,759             -
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .        1,512             -
                                                                     ------------  ------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . .       20,063           219
                                                                     ------------  ------------

Property and equipment, net of accumulated depreciation . . . . . .       50,577         3,943
Investment in private entity. . . . . . . . . . . . . . . . . . . .       15,000             -
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,650           900
                                                                     ------------  ------------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $   103,290   $     5,062
                                                                     ============  ============

                        Liabilities and Stockholders' Equity
                        -------------------------------------

Current liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . .       60,467        58,219
  Accounts payable to related parties . . . . . . . . . . . . . . .      198,811        53,926
                                                                     ------------  ------------
    Total current liabilities . . . . . . . . . . . . . . . . . . .      259,278       112,145
                                                                     ------------  ------------

Convertible debentures. . . . . . . . . . . . . . . . . . . . . . .      450,586             -
                                                                     ------------  ------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      709,864       112,145
                                                                     ------------  ------------

Stockholders' equity:
  10% Convertible preferred stock, Series A, $0.01 par value:
    150,000 shares authorized; 50,000 shares issued and outstanding at December 31, 2002,  0 shares issued and outstanding
    at December 31, 2003. . . . . . . . . . . . . . . . . . . . . .            -        50,000
  Preferred stock, $0.01 par value, 4,850,000 undesignated
    shares authorized, none issued. . . . . . . . . . . . . . . . .            -             -
  'Common stock, $.001 par value.  Authorized 25,000,000 shares:
    17,388,519 shares issued an outstanding at December 31, 2003,
    15,530,240 shares issued and outstanding at December 31, 2002 .       18,142        15,530
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .    5,465,030     4,956,942
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .   (5,943,196)   (5,069,555)
                                                                     ------------  ------------
                                                                        (460,024)      (47,083)
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . .     (146,550)      (60,000)
                                                                     ------------  ------------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . .     (606,574)     (107,083)

Commitments and contingent liabilities

    'Total liabilities and stockholders' equity . . . . . . . . . .  $   103,290   $     5,062
                                                                     ============  ============


See accompanying notes to consolidated financial statements.


                              FTS GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                          Years ended December 31, 2003 and 2002




                                                                      2003          2002
                                                                -----------  ------------

 Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  108,655   $         0

 Costs and expenses:
   Cost of sales . . . . . . . . . . . . . . . . . . . . . . .      90,058             -
   Selling, general and administrative . . . . . . . . . . . .     844,117       811,674
                                                                -----------  ------------
     Total operating expenses. . . . . . . . . . . . . . . . .     934,175       811,674
                                                                -----------  ------------

     Operating income (loss) . . . . . . . . . . . . . . . . .    (825,520)     (811,674)

 Other income (expenses):
   Interest income . . . . . . . . . . . . . . . . . . . . . .           -             -
   Interest expense. . . . . . . . . . . . . . . . . . . . . .     (48,121)       (4,233)
                                                                -----------  ------------
     Total other income (expenses) . . . . . . . . . . . . . .     (48,121)       (4,233)
                                                                -----------  ------------

     Net loss from operations before taxes . . . . . . . . . .    (873,641)     (815,907)

 Provision for income taxes. . . . . . . . . . . . . . . . . .           -             -

     Net loss applicable to common shareholders. . . . . . . .   ($873,641)    ($815,907)
                                                                ===========  ============

 Net loss applicable to common shareholders:
     Basic and diluted . . . . . . . . . . . . . . . . . . . .  $    ($.05)       ($0.07)
                                                                ===========  ============

 Weighted average common shares:
     Basic and diluted . . . . . . . . . . . . . . . . . . . .  17,388,519     11,132,146
                                                                ===========  ============


 See accompanying notes to consolidated financial statements.


                                            FTS GROUP, INC. AN SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Years ended December 31, 2003 and 2002


                                                                                                  2003         2002
                                                                                            -----------  -----------

 Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ($873,641)   ($815,907)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,270          657
       Common shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . .     342,070      604,364
       (Increase) decrease in operating assets, net of acquisitions and dispositions:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,905)           -
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,759)           -
       Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,512)      19,682
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,750)        (900)
       Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
        Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .       2,248       56,118
        Accounts payable - related party . . . . . . . . . . . . . . . . . . . . . . . . .     117,147       51,569
                                                                                            -----------  -----------
           Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .    (423,832)     (84,417)
                                                                                            -----------  -----------

 Cash flows from investing activities:
   Capital expenditures for property and equipment . . . . . . . . . . . . . . . . . . . .           -       (4,600)
   Investment in stock of private entity . . . . . . . . . . . . . . . . . . . . . . . . .     (15,000)           -
   Investment in leasehold rights. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,000)           -
                                                                                            -----------  -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .     (26,000)      (4,600)
                                                                                            -----------  -----------

 Cash flows from financing activities:
   Proceeds from issuance of stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,000       45,000
   Proceeds from sale of debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . .     412,500            -
                                                                                            -----------  -----------
         Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .     456,500       45,000
                                                                                            -----------  -----------

         Net increase in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,668      (44,017)

 Cash at beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         219       44,236
                                                                                            -----------  -----------
 Cash at end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    6,887   $      219
                                                                                            ===========  ===========

 Supplemental schedule of cash flow information:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   48,121   $    4,233
                                                                                            ===========  ===========

   Taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $        -
                                                                                            ===========  ===========



 See accompanying notes to consolidated financial statements.




 FTS  GROUP,  INC.  AND  SUBSIDIARY

 CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY

 Years  ended  December  31,  2003  and  2002


 `
                                                                                                                 Total
                                                                         Additional                  Deferred    stock-
                             Preferred   Stock      Common      Stock    paid-in      Accumulated    Compen-     holders'
                             shares      amount     shares      amount   capital      deficit        sation      equity
                             ----------  ---------  ----------  -------  -----------  -------------  ----------  ----------

  Balance,
   December 31, 2001. . . .     50,000   $ 50,000    8,645,951  $ 8,646  $ 4,254,462  $ (4,253,648)  $       -   $  59,460


   Issuance of common
     shares for cash. . . .          -          -      900,000      900       44,100             -           -      45,000


   Issuance of common
     shares for services. .          -          -    2,648,749    2,649      271,651             -           -     274,300


   Issuance of common
     shares pursuant to
     employment contract. .          -          -    1,200,000    1,200      118,800             -    (120,000)          -


   Issuance of common
     shares for settlement
     of lease . . . . . . .          -          -    2,135,540    2,135      267,929             -           -     270,064


    Amortization of
     deferred compensation.          -          -            -        -            -             -      60,000      60,000


   Net loss . . . . . . . .          -          -            -        -            -      (815,907)          -    (815,907)


 Balance, December 31, 2002     50,000     50,000   15,530,240   15,530    4,956,942    (5,069,555)    (60,000)   (107,083)


   Issuance of common
     shares for cash. . . .          -          -      540,000      540       43,460             -           -      44,000


   Issuance of common
       shares for services.          -          -    1,630,000    1,630      342,070             -     (86,550)    257,150


   Conversion of
    debentures shares
     of common stock. . . .          -          -       91,324       92        9,908             -           -      10,000


   Issuance of common
     shares for acquisition
     of assets. . . . . . .          -          -      300,000      300       62,700             -           -      63,000


   Conversion of preferred
     shares for common
     shares . . . . . . . .    (50,000)   (50,000)      50,000       50       49,950             -           -           -


   Net loss . . . . . . . .          -          -            -        -            -      (873,641)          -    (873,641)


 Balance, December 31, 2003          -   $      -   18,141,564  $18,142  $ 5,465,030  $ (5,943,196)  $(146,550)  $(606,574)
                             ==========  =========  ==========  =======  ===========  =============  ==========  ==========



 See  accompanying  notes  to  consolidated  financial  statements.

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION,  OWNERSHIP  AND  BUSINESS

FTS Group, Inc. (the "Company"), formerly FTS Apparel, Inc., was incorporated under the laws of the State of Colorado. The Company is engaged in the acquisition and development of a chain of full service retail wireless stores. The Company's primary business is the marketing, sale and activation of cellular and satellite handsets, cellular accessories and other related wireless products such as Wi-Fi service and related access equipment for residential or business purposes.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: FTS Wireless, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTS  RECEIVABLE

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

INVENTORIES

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis.

INVESTMENT  SECURITIES

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

PROPERTY,  EQUIPMENT  AND  DEPRECIATION

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (5-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

INTANGIBLE  ASSETS

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at December 31, 2003 and 2002.

REVENUE  RECOGNITION

The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided. The Company recognizes revenue for sale of real estate based on the full accrual method, thus all profit is recognized at the time of sale.

INCOME  TAXES

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

EARNINGS  PER  SHARE

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2003 and 2002, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

ADVERTISING  COSTS

The  cost  of  advertising  is  expensed  as  incurred.

MANAGEMENT'S  ESTIMATES  AND  ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

STOCK-BASED  COMPENSATION

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

NEW  STANDARDS  IMPLEMENTED

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements.

SFAS 149 - In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company's financial condition or results of operations.

SFAS 150 - In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.

FASB Interpretation No. 45 - In November 2002, the FASB issued interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others (FIN 45). Beginning with transactions entered into after December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different from prior accounting practices, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined in SFAS 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. In accordance with FIN 45 the Company will record guarantees entered into after December 31, 2002, as a liability, at fair value.

RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

(2)     ACQUISITIONS  AND  DIVESTITURES

During February 2003, the company entered into an asset purchase agreement with Simply Cellular, Inc. whereby it acquired substantially all of the assets of a cellular service and accessories store for $70,000 in cash. The company recorded the fair value of the assets of $46,500 and charged the balance of $23,500 to operations as purchased development expenses for which feasibility has not been established and; which has no alternative future uses.

During March 2003, the company acquired 30,000 shares of preferred stock in Vidyah, Inc., a private entity, for $15,000 in cash.

On October 27, 2003 the Company acquired the assets of Florida based Pagers N Phones for $27,000 in cash and agreed to issue 300,000 shares of restricted stock.

(3)     PROPERTY  AND  EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following:




                                                       December 31
                                                       ------------
                                                Years          2003    2002
                                                       ------------  ------
Office equipment . . . . . . . . . . . . . . .      7  $     55,139  $4,600
                                                -----  ------------  ------
Less accumulated depreciation and amortization                8,698     657
                                                             46,441  $3,943
                                                       ------------  ------



(4)     CONVERTIBLE  DEBENTURE

During February 2003 the Company completed a debenture offering. Pursuant to a subscription agreement with Dutchess Private Equities Fund, LP ("Dutchess") the Company received $212,500 from the sale of 6% secured convertible debentures. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The company has agreed to register the shares underlying the debentures on a Form SB-2 Registration Statement. In addition, in exchange for $12,500 in cash Dutchess agreed to return 250,000 shares of the Company's common stock to the Company, which were purchased by Dutchess in August 2002. As of December 31,
2003  the  amount  of  debenture  was  increased  to  $412,500.

(5)     CAPITAL  STOCK  AND  STOCK  OPTIONS

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

During January 2001, the Company issued 782,222 shares of common stock related to consulting services to be provided by the Chief Executive Officer. The value of the consulting services is stipulated to be $220,000. Per the consulting agreement, the shares were valued at 75% of the average bid and ask price of the common stock on December 31, 2000, which approximates the discount that would have been applied due to the shares being restricted per Rule 144 of the Securities Act of 1993.

During April 2001, the Company issued 142,500 shares of the common stock related to a stock purchase agreement with the Chief Executive Officer in which the Company agreed to issue 12,500 shares every month until a Registration Statement was filed. The parties agreed to delay the filing of the Registration Statement and that the total additional shares issued would be 142,500 shares. Of the 142,500 shares issued during 2001, 105,000 were earned and subscribed as of December 31, 2000. The remaining 37,500 shares were earned during the year ended December 31, 2001.

During January 2002, the Company issued 1,200,000 shares of common stock pursuant to the terms of an employment contract with its president. These shares were valued at their fair market value on the date an agreement was reached to issue the shares of $120,000. The shares have been recorded as deferred compensation and are being amortized over the term of the employment contract of 2 years. During 2002, $60,000 was charged to operations.

During August and September 2002, the Company issued 900,000 shares of common stock for cash aggregating $45,000. Of the shares issued 300,000 shares were sold to a related party at a discount from fair market value. This discount aggregating $18,000 has been charged to operations during the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 2,648,749 shares of common stock valued at $256,300 for services. These shares were valued at their fair market value on the date an agreement was reached to issue the shares. This charge to operations includes $126,000 of costs which had been recorded as deferred costs.

During the year ended December 31, 2002, the company issued 2,135,540 shares of common stock valued at $270,064 related to a lease settlement (See Note 8). These shares were valued at their fair market value on the date an agreement was reached to issue the shares.

During September 2002, the Company filed Form SB-2 Registration Statement with the Securities and Exchange Commission to register 11,000,000 shares of common stock. In conjunction with this registration statement the Company incurred offering costs including $15,000 paid in cash and $120,000 paid in common stock. The Company subsequently withdrew the registration statement and charged the $141,000 in offering costs to operations.

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the "Plan"), adopted in July 1997. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years.

The effect of applying SFAS 123 on pro forma net (loss) as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The Company did not grant any stock options during 2003 and 2002.

Changes  in  options  outstanding  under  the  plan  are  summarized as follows:





                                           Number of shares  Weighted Average Exercise Price
                                           ----------------  --------------------------------
Outstanding at December 31, 2000. . . . .         1,050,000  $                           1.50
                                           ----------------  --------------------------------
Granted . . . . . . . . . . . . . . . . .                 -                                 -
Exercised . . . . . . . . . . . . . . . .                 -                                 -
Forfeited . . . . . . . . . . . . . . . .           452,000  $                           1.50
Outstanding at December 31, 2001 and 2002
                                                    598,000  $                           1.50




The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The  following  table  summarizes  information  about fixed price stock options:

     OUTSTANDING  AND
EXERCISABLE



                                            Weighted
                          Weighted          Average
Exercise. .  Number       Average           Exercise
Price . . .  Outstanding  Contractual Life  Price
===========  -----------  ----------------  --------
0.81- 1.38        4,000         6.1 years  $    1.14
1.50- 2.75      594,000         6.7 years  $    1.50
-----------  -----------  ----------------  ---------



The  following  details  the  warrants  outstanding  as  of  December  31, 2003:





                             Underlying  Exercise
                             Shares      Price
                             ==========  =========
Warrants issued during 2000   1,036,000  $    1.50
                             ----------  ---------

                       FTS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



(6)     INCOME  TAXES
The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:




                                         December 31
                                         ------------
                                          2003       2002
                                   ------------
Federal statutory income tax rate     (297,000)  (277,000)
                                   ------------  ---------
Valuation allowance . . . . . . .      297,000    277,000
                                             -          -
                                   ------------  ---------



The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:



                                        December 31
                                        =============
Reconciling items: . . . . . . .          2003          2002
                                  -------------
Net operating loss carryforward:  $  1,793,000   $ 1,496,000
                                  -------------  ------------
Less valuation allowance . . . .    (1,793,000)   (1,496,000)

Net deferred tax asset . . . . .  $          -   $         -



The net operating loss carryforward of approximately $4,400,000 will expire through 2022.

(7)     RELATED  PARTY  TRANSACTIONS

The Company was the recipient of legal services from a shareholder. The Company incurred expenses of $24, 841 and $28,000 related to these services for the years ended December 31, 2001 and 2002 including the issuance of 100,000 shares of common stock valued at its fair market value of $18,000 in 2002.

On April 19, 2000, the Company issued 3,594,256 shares of common stock and a stock warrant in exchange for cash, fixed assets, office rent and consulting services. The agreement also required the Company to file a Registration
Statement for the shares issued and to issue 12,500 shares of common stock per month until the filing of a Registration Statement. Subsequent to the year ended December 31, 2000, the parties agreed to delay the filing of the Registration Statement and that the total additional shares issued would be 142,500 shares.

On January 5, 2002, the Company entered into a lease settlement agreement with the former President whereby, for forgiving a one-year lease obligation for office space, the former President received the following, with an aggregated value of $91,901: (i) all cash on hand at January 5, 2002, (ii) assignment of all equipment and inventory remaining in the office, (iii) assignment of uncollected accounts receivable as of January 5, 2002, (iv) issuance of 433,333 shares of common stock, (v) accrual of interest on the remaining balance at the rate of 12% per annum, and (vi) on June 5, 2002 settlement if any remaining balance, estimated at $27,983 in the form of common stock at an assigned value of $0.03 per share. During 2002 the Company issued 2,135,540 shares of common stock and the assigned value was recorded as a charge to operations.

During January 2002, the Company entered into an employment agreement with its president. The agreement is for a period of 2 years and provides for a base salary of $100,000 per annum plus an annual bonus of at least 25% of the base salary. In addition, the contract provided for the issuance of 1,200,000 shares of common stock. During 2002 certain amounts due pursuant to the employment contract were paid by the issuance of 1,220,833 shares of the Company's common stock valued its fair market value of $80,000. At December 31, 2002, $45,000 of unpaid salary is included in accounts payable - related party.

(8) Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company, has sustained substantial recurring losses in 2002 and 2003. In addition the Company has working capital and stockholders' deficits at December 31, 2003.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and obtain capital. The Company intends to raise capital through the sale of equity securities and/or the solicitation of short term financing. However, the Company has no firm commitments for either the sale of equity securities or debt financing.

The financing statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM  8A.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this Annual Report on Form 10-KSB. Based on this
evaluation,  the  Chief  Executive  Officer  and   Chief  Financial  Officer
concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following individuals presently serve as officers and directors of the Company.



Name                        Age            Position
---------------------      -----         -----------
Scott Gallagher           37           Chairman  of  the  Board of Directors,
                                        Chief  Executive  Officer and President

Linda Ehlen               54           Director, Chief Financial Officer

David R.  Rasmussen       37           Director

All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

SCOTT GALLAGHER. Mr. Gallagher has served on our board of directors since January 11, 2002. Mr. Gallagher serves as the Chief Executive Officer and a director of our wholly owned subsidiary FTS Wireless, Inc. Since 1998, Mr. Gallagher has served as the president of About-Face Communications, LLC, a privately held business consulting firm located in Yardley, Pennsylvania. Prior to founding About-Face Communications, LLC, Mr. Gallagher was the chief investment officer and a general partner with the Avalon Investment Fund, a private hedge fund based in New York City and Philadelphia. Prior to co-founding Avalon Investment Fund, Mr. Gallagher was a manager and founder of the Langhorne, Pennsylvania office for Scottsdale Securities, Inc., a national brokerage firm based in St. Louis, Missouri. Mr. Gallagher previously held S.E.C. licenses series 7, 63 and 24 all of which were retired in good standing.

LINDA EHLEN. Ms. Ehlen has served on our board of directors since February 7th, 2004. Since 1995, Ms. Ehlen has served as the Chief Financial Officer of Casa Comieda, Inc., a company involved in the restaurant business. From 1981 to 1995, she was a principal and controller for Livingston Oil Corp. Ms. Ehlen earned her Bachelor's Degree in Accounting from Monmouth University, Rutgers School of Government and Accounting.

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

EXECUTIVE  COMPENSATION
-----------------------

The following table presents a summary of the compensation paid to our Chief Executive Officer during the last three fiscal years. No other executive officer received compensation in excess of $100,000 during 2003. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.





                           Summary Compensation Table
                                                                 Long-term
                                   Annual Compensation          Compensation
                                ---------------------------   ------------------
                                                Other Annual  Securities
Name and Position                Year  Salary   Compensation  Underlying Options
-------------------------------  ----  ------   ------------  ------------------

Scott Gallagher                  2003  $100,000*    $25,000
                                 2002  $201,000*    $25,000
 Chairman of the Board and       2001     NA
 Chief Executive Officer

LeRoy Landhuis,                  2000   $19,750    $117,844(1)         -0-(2)
 Chairman of the Board and       2001      -0-     $226,672(3)         -0-(2)
 Chief Executive Officer         2002     NA(**)

-----------------------------------------


Mr.  Landhuis  is  no  longer  our  Chairman  and  Chief  Executive  Officer.

(*)In 2002, we did not pay Mr. Gallagher in cash. Instead, we paid him 1,200,000 shares of stock valued at $120,000 pursuant to his employment contract, in addition we paid him 1,145,833 shares that were converted into $75,000 and applied to his salary and 75,000 shares as board compensation valued at $6,000. At the end of the year Mr. Gallagher had $45,000 in unpaid accrued salary and bonuses.

(*)In  2003,  Mr.  Gallagher  accrued substantially all of his salary and bonus.


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

Directors are currently compensated $2,000 per quarter beginning January of 2002. We reserve the right to enter into compensation arrangements with the directors in the future.

There were no stock options granted for services to the named executive officers in fiscal year 2003 and there were no stock options exercised by any of the named executive officers in fiscal year 2003.

AUDIT  COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Linda Ehlen, a Director and our Chief Financial Officer, qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.


COMPLIANCE  WITH  SECTION  16(a).
------------------------------

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2003, we believe Forms 3, 4 or 5 were timely filed.

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

The shareholders listed below have sole voting and investment power. The address of each of the beneficial owners is 1049C Oxford Valley Rd., Levittown, Pennsylvania 19057, unless otherwise indicated. All ownership of securities is direct ownership unless otherwise indicated.




                                       Number  of                  Percent  of
            Name                        Shares                Voting  Securities
---------------------------------       ----------             -----------------

Officers  and  Directors:

Scott  Gallagher                        4,302,451                    25.04%

Linda  Ehlen                              222,916                     1.29%

David  R.  Rasmussen                       75,000                        *

All  Officers  and  Directors
as  a  Group  (3  persons)              5,280,367                    30.73%


5%  Beneficial  Owners:

LeRoy  Landhuis(2)                      6,793,471                     37.3%
212  N.  Wahsatch  Avenue,
Suite  301
Colorado  Springs,  CO  80903

-----------------------------

*  Represents  less  than  one  percent  of  the  Company's  shares  outstanding.

(1)  Based  upon 17,388,519 shares of our common stock outstanding as of December 31, 2004.

(2) Includes warrants for 1,036,000 shares of Common Stock, exercisable immediately for an exercise price of $1.50 per share, and expiring on April 19, 2010.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On January 5, 2002, we entered into a lease settlement agreement with our former President whereby, for forgiving a one-year lease obligation for office space, the former President received the following, with an aggregated value of $91,901: (i) all cash on hand at January 5, 2002, (ii) assignment of all equipment and inventory remaining in the office, (iii) assignment of all uncollected accounts receivable as of January 5, 2002, (iv) issuance of 433,333 shares of common stock, (v) accrual of interest on the remaining balance at the rate of 12% per annum, and (vi) on June 5, 2002 settlement of any remaining balance, estimated at $27,983 in the form of common stock at an assigned value of $0.03 per share. During 2002, we issued 2,135,540 shares of common stock in relation to this settlement. The difference between the fair market value of the common stock and the assigned value was recorded as a charge to operations.

During August and September 2002 we issued 900,000 shares of common stock for cash aggregating $45,000. Of the shares issued 300,000 shares were sold to a related party at a discount from fair market value. This discount aggregating $18,000 has been charged to operations during the year ended December 31, 2002.

During the year ended December 31, 2002 we issued 2,648,749 shares of common stock valued at $256,300 for services. These shares were valued at their fair market value on the date an agreement was reached to issue the shares. This charge to operations includes $126,000 of costs which had been recorded as deferred offering costs.

During the year ended December 31, 2002 we issued 2,135,540 shares of common stock valued at $270,064 related to a lease settlement. These shares were valued at their fair market value on the date an agreement was reached to issue the shares.

ITEM  13.  EXHIBITS,  REPORTS  ON  FORM  8-K  AND  FINANCIAL  STATEMENTS

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

10.2 Executive Employment Agreement between the Company and Scott Gallagher dated January 11, 2002 included as exhibit 10.1 to our Current Report on Form 8-K, dated February 11, 2002, and incorporated herein by reference.

10.3 Asset Purchase Agreement dated as of February 14, 2003 by and between FTS Apparel, Inc. and Simply Cellular, Inc. included as exhibit 2.1 to our Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference.

10.4 Subscription Agreement between the Company and Dutchess Private Equities Fund, LP. included as exhibit 10.1 to our Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference.

10.5 Debenture Agreement between the Company and Dutchess Private Equities Fund, LP. included as exhibit 10.2 to our Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference.

10.6 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP. included as exhibit 10.3 to our Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference.

10.7 Escrow Agreement between the Company and Dutchess Private Equities Fund, LP included as exhibit 10.4 to our Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference.

10.8 Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund, LP included as exhibit 10.5 to our Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference.

10.9 Addendum to the Subscription Agreement dated July 21, 2003 between the Company and Dutchess Private Equities Fund, LP included as Exhibit 10.1 to our Current report on form 8-K dated July 22, 2003 and incorporated herein by reference

10.10 Amended Debenture between the Company and Dutchess Private Equities Fund, LP. included as Exhibit 10.2 to our Current Report on Form 8-K, dated July 22, 2003, and incorporated by reference.

10.11 Memorandum of Understanding between the Company and Malsha Imports, Inc. dated February 28, 2003 included as Exhibit 10.11 to our SB-2/A filed on September 15, 2003 and incorporated herein by reference.

10.12 Confidentiality and No Conflict Agreement between the Company and American Connections, LLC dated February 28, 2003 included as Exhibit 10.12 to our SB-2/A filed on September 15, 2003 and incorporated herein by reference.

10.13 Authorized Subcontractor Agreement between the Company and American Connections, LLC dated February 28, 2003 included as Exhibit 10.13 to our SB-2/A filed on September 15, 2003 and incorporated herein by reference.

10.14 Lease Agreement between the Company and American Connections Florida, LLC dated May 22, 2003 included as Exhibit 10.14 to our SB-2/A filed on September 15, 2003 and incorporated herein by reference.

10.15 Investment Agreement between the Company and Dutchess Private Equities Fund, LP dated January 9, 2004 included as Exhibit 10.15 to our SB-2 filed on January 28, 2004 and incorporated herein by reference.

10.16 Registration Rights Agreement between the Company and Dutchess Private Equities Fund dated January 9, 2004 included as Exhibit 10.16 to our SB-2 filed on January 28, 2004 and incorporated herein by reference.

10.17 Placement Agent Agreement among the Company, Dutchess Private Equities Fund and Charleston Capital Securities dated January 9, 2004 included as
Exhibit 10.17 to our SB-2 filed on January 28, 2004 and incorporated herein by reference.

14.1     Code  of  Ethics

31.1  Section  302  Certification  of  the  Chief  Executive  Officer

31.2  Section  302  Certifications  of  the  Chief  Financial  Officer

32.1 Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer


(b)  Reports  on  Form  8-K

The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report.

(c)  Financial  Statements  and  Schedules.

The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this Report.

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, R.E. Bassie and Co. entered into an annual agreement whereby we pay a fixed monthly rate of $2,700 for substantially all of its annual SEC related accounting fee's during 2004. For the year ending December 31, 2002 we paid approx. $32,540 in accounting fee's.

TAX  FEES

For their review of tax matters, Stark Winter Schenkein & Co., LLP billed us a total of $1,250 in 2002 and $1,250 in 2003.

ALL  OTHER  FEES

Stark Winter Schenkein & Co., LLP billed us $1,220 related to a registration statement on Form SB-2 and $720 for review of a contract in the fiscal year ended December 31, 2002. Stark Winter Schenkein & Co., LLP billed us $8235 related to a registration statement on Form SB-2 and $865 related to a proposed merger in the fiscal year ended December 31, 2003.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Stark Winter Schenkein & Co., LLP's and R.E. Bassie and Co.'s independence.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Levittown, Pennsylvania on the 14th day of April, 2004.

  FTS GROUP, INC.
By:  /s/  Scott  Gallagher
   -----------------------------------------------
   Scott  Gallagher,  Chairman  of  the  Board,
   Chief  Executive  Officer,  President  and  Director


By:  /s/  Linda  Ehlen
   ------------------------------------------------
  Linda  Ehlen,  Chief  Financial  Officer  ,  Director



Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.



Signatures                        Title                       Date


/s/  David  R.  Rasmussen          Director                   April  14th,  2004
------------------------
David  R.  Rasmussen