Form 10QSB
period 2004-03-31
FTS APPAREL INC
filed 2004-05-17
CIK 1062663

FORM  10-QSB

                       SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  DC  20549

                                   (Mark  One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT  OF  1934

                For  the  quarterly  period  ended  March  31,  2004

                                       OR

     []  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

        For  the  transition  period  from  ___________________  to  _________

                         COMMISSION  FILE  NUMBER  0-24829

                                FTS  GROUP,  INC.
                                -----------------


             (Exact  name  of  registrant  as  specified  in  its  charter)


          Nevada                                     84-1416864
-------------------------------             ---------------------------
(State  or  other  jurisdiction        I.R.S.  Employer  identification  No.)
of  incorporation  or  organization)



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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes -- x No.
                                  ---

As of March 31, 2004, the Registrant had 19,169,673 shares of common stock issued and outstanding.


Transitional  Small  Business  Disclosure  Format   yes        no  X
                                                        ---       ---

                          PART  I  -  FINANCIAL INFORMATION

Item  1  -  Financial  Statements

Condensed  Consolidated  Financial  Statements

Balance  Sheets  -  March  31,  2004  and  December  31,  2003  (Audited)

Statements  of  Operations  -  Three  months  ended  March  31,  2004  and 2003

Statements  of  Cash  Flows  -  Three  months  ended  March  31,  2004 and 2003

Notes  to  Consolidated  Financial  Statements




                               FTS GROUP, INC. AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS

                            March 31, 2004 and December 31, 2003




Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2004          2003
----------------------------------------------------------------  ------------  ------------
                                                                    (Reviewed)     (Audited)
Current assets:
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    38,463   $     6,887
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . .       38,049         3,905
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .       10,522         7,759
 Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .        1,512         1,512
                                                                  ------------  ------------
     Total current assets. . . . . . . . . . . . . . . . . . . .       88,546        20,063
                                                                  ------------  ------------

Property and equipment, net of accumulated depreciation. . . . .       51,363        50,577
Lease
Investment in private entity . . . . . . . . . . . . . . . . . .       15,000        15,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       13,645        17,650
                                                                  ------------  ------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . .  $   168,554   $   103,290
                                                                  ============  ============

Liabilities and Stockholders' Equity
----------------------------------------------------------------

Current liabilities:
 Accounts payable and accrued expenses . . . . . . . . . . . . .      101,280        60,467
 Accounts payable to related parties . . . . . . . . . . . . . .      214,214       198,811
                                                                  ------------  ------------
     Total current liabilities . . . . . . . . . . . . . . . . .      315,494       259,278
                                                                  ------------  ------------

Convertible debentures . . . . . . . . . . . . . . . . . . . . .      346,447       450,586
                                                                  ------------  ------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . .      661,941       709,864
                                                                  ------------  ------------

Stockholders' equity:
 10% Convertible preferred stock, Series A, $0.01 par value:
   150,000 shares authorized; None issued. . . . . . . . . . . .            -             -
 Preferred stock, $0.01 par value, 4,850,000 undesignated
   shares authorized, none issued. . . . . . . . . . . . . . . .            -             -
 Common stock, $.001 par value.  Authorized 150,000,000 shares:
   24,743,293 shares issued and outstanding at March 31, 2004,
   18,141,564 shares issued and outstanding at December 31, 2003       24,743        18,142
 Additional paid-in capital. . . . . . . . . . . . . . . . . . .    6,399,021     5,465,030
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (6,812,901)   (5,943,196)
                                                                  ------------  ------------
                                                                     (389,137)     (460,024)
 Deferred compensation . . . . . . . . . . . . . . . . . . . . .     (104,250)     (146,550)
                                                                  ------------  ------------
     Total stockholders' equity. . . . . . . . . . . . . . . . .     (493,387)     (606,574)

Commitments and contingent liabilities

     Total liabilities and stockholders' equity. . . . . . . . .  $   168,554   $   103,290
                                                                  ============  ============


See accompanying notes to consolidated financial statements.



 FTS  GROUP,  INC.  AND  SUBSIDIARY

 CONSOLIDATED  STATEMENTS  OF  OPERATIONS

 Three  months  ended  March  31,  2004  and  2003




                                                                       2004          2003
                                                                ------------  ------------

 Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   181,335   $     2,449

 Costs and expenses:
   Cost of sales . . . . . . . . . . . . . . . . . . . . . . .      143,134         1,099
   Selling, general and administrative . . . . . . . . . . . .      907,906       331,796
                                                                ------------  ------------
     Total operating expenses. . . . . . . . . . . . . . . . .    1,051,040       332,895
                                                                ------------  ------------

     Operating loss. . . . . . . . . . . . . . . . . . . . . .     (869,705)     (330,446)

 Other income (expenses):
   Interest expense. . . . . . . . . . . . . . . . . . . . . .            -        (1,600)
                                                                ------------  ------------
     Total other income (expenses) . . . . . . . . . . . . . .            -        (1,600)
                                                                ------------  ------------

     Net loss from operations before taxes . . . . . . . . . .     (869,705)     (332,046)

 Provision for income taxes. . . . . . . . . . . . . . . . . .            -             -

     Net loss applicable to common shareholders. . . . . . . .  $  (869,705)  $  (332,046)
                                                                ============  ============

 Net loss applicable to common shareholders:
     Basic and diluted . . . . . . . . . . . . . . . . . . . .  $     (0.05)  $     (0.02)
                                                                ============  ============

 Weighted average common shares:
     Basic and diluted . . . . . . . . . . . . . . . . . . . .   19,169,673    16,775,796
                                                                ============  ============


 See accompanying notes to consolidated financial statements.


FTS  GROUP,  INC.  AND  SUBSIDIARY

Consolidated  Statements  of  Cash  Flows

Three  months  ended  March  31,  2004  and  2003


                                                                        2004       2003
                                                                   ----------  ---------



 Cash flows from operating activities:
      Net cash used in operating activities . . . . . . . . . . .   (173,269)   (87,997)
                                                                   ----------  ---------

 Cash flows from investing activities:
    Capital expenditures for property and equipment . . . . . . .     (3,561)         -
    Investment in private company . . . . . . . . . . . . . . . .          -    (15,000)
                                                                   ----------  ---------
      Net cash used in investing activities . . . . . . . . . . .     (3,561)   (15,000)
                                                                   ----------  ---------

 Cash flows from financing activities:
    Proceeds from issuance of stock . . . . . . . . . . . . . . .    297,142          -
    Proceeds from borrowing from related parties. . . . . . . . .     15,403          -
    Proceeds from convertible debentures. . . . . . . . . . . . .          -    115,000
    Payment of debentures . . . . . . . . . . . . . . . . . . . .   (104,139)         -
                                                                   ----------  ---------
      Net cash provided by financing activities . . . . . . . . .    208,406    115,000
                                                                   ----------  ---------

      Net increase in cash. . . . . . . . . . . . . . . . . . . .     31,576     12,003

 Cash at beginning of year. . . . . . . . . . . . . . . . . . . .      6,887        219
                                                                   ----------  ---------
 Cash at end of year. . . . . . . . . . . . . . . . . . . . . . .  $  38,463   $ 12,222
                                                                   ==========  =========

 Supplemental schedule of cash flow information:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . .  $       0   $      0
                                                                   ==========  =========

    Taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . .  $       0   $      0
                                                                   ==========  =========

     Non-cash transactions:
     Acquisition of assets with convertible debenture . . . . . .  $       0   $ 70,000
     Direct payment of operating expenses with debenture proceeds  $       0   $ 15,000
     Repurchase of common stock with debenture proceeds . . . . .  $       0   $ 12,500


 See accompanying notes to consolidated financial statements.

3


                      FTS GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                 FTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)     GENERAL

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the U. S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

(2)     USE  OF  ESTIMATES

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(3)     RECENT  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements became effective for the first quarterly report in 2003. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the accompanying financial statements presented have incorporated the enhanced disclosure requirements of SFAS No. 148.

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial statements with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

(4)     INCOME  TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three-month periods ended March 31, 2004 and 2003 is eliminated by net operating loss carry forwards.

(5)     STOCK  FOR  SERVICES

During February 2004 the Company issued 3,785,000 shares of common stock for services pursuant to a Form S-8 registration statement. The shares were valued at their fair market value on the date it was agreed that the shares would be issued. The non-cash stock compensation expense of $643,450 has been charged to operations during the period.

(6)     GOING  CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month ended March 31, 2004, the Company incurred a net loss of $869,705 and has working capital and stockholders' deficits of $226,948 and $493,387, respectively, at March 31, 2004.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing.

Failure to secure such financing or expand its operations may result in the Company not being to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis covers material changes in our financial condition since the year end December 31, 2003 and a comparison of the results of operations for the three months ended March 31, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in our Form 10-KSB for the year ended December 31, 2003.

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

RESULTS  OF  OPERATIONS

Results of Operations for the three month periods ending March 31, 2004 compared to Results of Operations for the period ending March 31,2003:

For the three months ended March 30, 2004, we realized revenue of $181,355 compared to revenue of $2,449 for the period ending March 31, 2003, an increase of approx 7400 %. The increase in revenue is primarily attributed to acquisition related growth.

For the three months ended March 31, 2004, we realized a net loss of $869,705 or ($.05) per share, on revenue of $181,355. This compares to a net loss of $332,046 or ($.02) per share, on revenues of $2,449 for the three months ended March 30, 2003, resulting in an increase net loss of $537,659. The increased loss is attributed to the following factors, stock issuances for salaries and consulting services of $643,450 and an increase in overall operational expenses related to the increased number of locations we operated during the period.

For the three months ended March 31, 2004 we reported $143,134 for cost of goods sold compared to $1,099 cost of goods sold for the three month period ended March 30, 2003. The increase in cost of goods sold is primarily attributed to the increased purchase of wireless handsets and the overall growth in our business.

For the three months ended March 31, 2004 we reported $907,906 of general and administrative expenses, compared to $331,796 for the three months ended March 30, 2003. An increase of $576,110 is primarily due to costs incurred for stock issued for services and increased operating expenses related to the increase in the number of locations we operated.

We intend to continue to build our business through internal growth as well as acquiring additional entities and carefully monitoring our expense levels going forward to achieve our ultimate goal of becoming a profitable company. We believe our $6 million Equity Line of Credit with Dutchess Private Equities Fund, LP will provide us with sufficient access to working capital and acquisition funding, although we can not guarantee this belief. We are not aware of any material trend, event or capital commitment, that would potentially adversely affect our results of operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004 we had cash available of $38,463, accounts receivable valued at $38,049, inventory valued at $10,522, property and equipment valued at $51,363, investments valued at $15,000 and other assets valued at $13,645.

Our current liabilities as of March 31, 2004 of $315,494 consist mainly of accounts payable and accrued expenses, as well as accrued salaries, legal and accounting expenses.

We believe that our continued existence is dependent upon our ability to make our wireless operations profitable and our ability to raise additional capital. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern.

We are not aware of any material trend, event or capital commitment, that would potentially adversely affect liquidity.

We believe that if revenue continues at the level reported in the three months ended March 31, 2004, we will derive insufficient cash flow to fund operations and relieve all payables essential to the continuing operation of the business, therefore management will continue to closely monitor and control expense levels and utilize its stock when possible to preserve cash on hand. Any additional material reduction in revenue could have a material adverse effect on our operational capabilities. We began operating a wireless business in March 2003 and will require additional funds to fully execute our business plan, however, we believe that our $6 million Equity Line of Credit, along with increased revenue levels, will improve our cash flow and will be sufficient to operate our business. Cash flow from operations is insufficient to fund current operations. At the current rate, we will need to raise a minimum of $90,000 to fund operations for the next twelve months. We believe that we will be able to raise the necessary capital utilizing the Equity Line of Credit, although no assurances can be made in this regard.

ITEM  3.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiary, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM  2:  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

We issued approximately 1,105,000 shares of our common stock to reduce debt of $120,998 related to our convertible debenture financing completed in 2003. We also issued approximately 1,485,000 shares of our common stock related to our equity line of credit to fund operations acquisitions and working capital.

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



B.  REPORTS  ON  FORM  8-K

We filed a report on Form 8-K on March 31, 2004 to report a change in our independent accountant.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FTS  GROUP,  INC.



Date:  May  17,  2004             By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher,  Chairman and
                                       Chief  Executive  Officer