Form 10QSB/A
period 2004-03-31
FTS APPAREL INC
filed 2004-06-01
CIK 1062663

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

                         COMMISSION  FILE  NUMBER  0-24829

                                FTS  GROUP,  INC.
                                -----------------


             (Exact  name  of  registrant  as  specified  in  its  charter)


          Nevada                                     84-1416864
-------------------------------             ---------------------------
(State  or  other  jurisdiction        (I.R.S.  Employer  identification  No.)
of  incorporation  or  organization)



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

RESULTS  OF  OPERATIONS

Results of Operations for the three month periods ending March 31, 2004 compared to Results of Operations for the period ending March 31,2003:

For the three months ended March 31, 2004, we realized revenue of $181,355 compared to revenue of $2,449 for the period ending March 31, 2003, an increase of approx 7400 %. The increase in revenue is primarily attributed to acquisition related growth.

For the three months ended March 31, 2004, we realized a net loss of $869,705 or ($.05) per share, on revenue of $181,355. This compares to a net loss of $332,046 or ($.02) per share, on revenues of $2,449 for the three months ended March 31, 2003, resulting in an increase net loss of $537,659. The increased loss is attributed to the following factors, stock issuances for salaries and consulting services of $643,450 and an increase in overall operational expenses related to the increased number of locations we operated during the period.

For the three months ended March 31, 2004 we reported $143,134 for cost of goods sold compared to $1,099 cost of goods sold for the three month period ended March 31, 2003. The increase in cost of goods sold is primarily attributed to the increased purchase of wireless handsets and the overall growth in our business.

For the three months ended March 31, 2004 we reported $907,906 of general and administrative expenses, compared to $331,796 for the three months ended March 31, 2003. An increase of $576,110 is primarily due to costs incurred for stock issued for services and increased operating expenses related to the increase in the number of locations we operated.

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

ITEM  3:  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Our Annual Meeting of Stockholders was held in Boston, Massachusetts on January 26, 2004.

The following matters were voted on at our Annual Meeting and the following votes were cast as to each such matter:

1. To elect three Directors to the Board of Directors with terms expiring at the 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified.




1. To elect three Directors to the Board of Directors with terms expiring at the 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified.


                      Number of Shares
                      ----------------
                      For               Against  Abstain
--------------------  ----------------  -------  -------
Scott  Gallagher . .        12,626,825        0    5,000
--------------------  ----------------  -------  -------
David  R.  Rasmussen        12,626,825        0    5,000
--------------------  ----------------  -------  -------
James  H.  Gilligan.        12,626,825        0    5,000
--------------------  ----------------  -------  -------




2.  To increase  our  authorized  shares  of  common  stock  from  25  million  to 150 million.


        Number of Shares
         ----------------
For. . . . . . .  Against  Abstain
----------------  -------  -------
12,621,785 . . .    5,000    5,100
----------------  -------  -------



3.  To  change  our  name  from  "FTS  Apparel,  Incorporated"  to  "FTS  Group,
Incorporated."



         Number of Shares
         ----------------
For. . . . . . .  Against  Abstain
----------------  -------  -------
12,626,885 . . .        0    5,000
----------------  -------  -------



4.  To  change  our  state  of  incorporation  from  Colorado  to  Nevada.


        Number of Shares
        ----------------
For. . . . . . .  Against  Abstain
----------------  -------  -------
12,621,885 . . .    5,000    5,000
----------------  -------  -------

ITEM  5:  OTHER  INFORMATION

Not  Applicable.


ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

A.  EXHIBITS

NUMBER  DESCRIPTION


3.1 Articles of Incorporation dated June 30, 1997 (filed as exhibit 2.1 to the Registrant's Form 10-SB filed on August 24, 1998, and incorporated herein by reference).

3.2 Articles of Amendment to the Articles of Incorporation dated April, 15, 1998 (filed as exhibit 2.2 to the Registrant's Form 10-SB filed on August 24,1998, and incorporated herein by reference).

3.3 Articles of Amendment to the Articles of Incorporation dated August 23, 2000 (filed as exhibit 3.3 to the Registrant's Annual Report on Form 10-KSB filed on April 16, 2001 and incorporated herein by reference).

3.4 Bylaws (filed as exhibit 2.3 to the Registrant's Form 10-SB filed on August 24, 1998, and incorporated herein by reference).

3.5 Articles of Incorporation dated December 23, 2003 (filed as Attachment B to the Registrant's definitive proxy filed on January 9, 2004 and incorporated herein by Reference).

3.5 Bylaws (filed as Attachment C to the Registrant's definitive proxy filed on January 9, 2004 and incorporated herein by reference).

4.1 Form of Certificate for Common Shares, included as exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
     December  31,  1998,  and  incorporated  herein  by  this  reference.

10.1 Investment Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 9, 2004 (filed as exhibit 10.15 to the Registrant's SB-2 filed on January 28, 2004 and incorporated herein by reference).

10.2 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 9, 2004 (filed as Exhibit 10.16 to the Registrant's SB-2 filed on January 28, 2004 and incorporated herein by reference).

10.3 Placement Agent Agreement between the Registrant, Dutchess Private Equities Fund, LP, and Charleston Capital Securities dated January 9, 2004 (filed as
     Exhibit 10.17 to the Registrant's SB-2 filed on January 28, 2004 and incorporated herein by reference).

10.4 Consulting Agreement between the Registrant and W. Scott McBride dated January 15, 2004 (filed as exhibit 99.1 to the Registrant's S-8 filed on
     Feburary  3,  2004  and  incorporated  herein  by  reference).

10.5 Corporate  Consulting  Agreement  between  the  Registrant  and Theodore J.
     Smith, Jr. dated January 28, 2004 (filed as exhibit 99.2 to the Registrant's S-8 filed on Feburary 3, 2004 and incorporated herein by reference).

10.6 Consulting Agreement between the Registrant and Mike DeGirolamo dated January 5, 2004 (filed as exhibit 99.3 to the Registrant's S-8 filed on Feburary 3, 2004 and incorporated herein by reference).

10.7 Consulting Agreement between the Registrant and Jeff Teischer dated January 5, 2004 (filed as exhibit 99.4 to the Registrant's S-8 filed on Feburary 3, 2004 and incorporated herein by reference).

10.8 Consulting Agreement between the Registrant and David Taylor dated December 12, 2003 (filed as exhibit 99.5 to the Registrant's S-8 filed on Feburary 3, 2004 and incorporated herein by reference).

10.9 Consulting Agreement between the Registrant and Pablo Oliva dated November 12, 2003 (filed as exhibit 99.6 to the Registrant's S-8 filed on Feburary 3, 2004 and incorporated herein by reference).

10.10 Consulting Agreement between the Registrant and Tommy Hollman dated January 27, 2004 (filed as exhibit 99.7 to the Registrant's S-8 filed on
     Feburary  3,  2004  and  incorporated  herein  by  reference).

10.11 Compensation Agreement between the Registrant and W. Scott McBride, David Rasumssen, James H. Gilligan and Scott Gallagher dated January 29, 2004 (filed as exhibit 99.8 to the Registrant's S-8 filed on Feburary 3, 2004 and incorporated herein by reference).

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

                                FTS  GROUP,  INC.



Date:  June 1,  2004             By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher,  Chairman and
                                       Chief  Executive  Officer