Form 10QSB
period 2004-06-30
FTS APPAREL INC
filed 2004-08-20
CIK 1062663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

     []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ___________________ to ________


                         Commission File Number 0-24829

                                 FTS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                     84-1416864
     -------------------------------             ---------------------------
(State  or  other  jurisdiction  of     (I.R.S.  Employer  identification
incorporation  or  organization)                               No.)


                     1049c Oxford Valley Road, Levittown, PA
                             19057
               ---------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (215) 943-9979
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Check  whether  the  Issuer  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No [ ]

The number of shares outstanding of each of Issuer's classes of common equity as of August 19, 2004 is set forth below:


Common  Stock,  par  value  $.001                    28,330,730
  -----------------------------                    ---------------
      Title  of  Class                            Number  of  Shares

Transitional  Small  Business  Disclosure  Format   yes        no  X
                                                        ---       ---


                                 FTS Group, Inc.
                       PART  I  -  Financial  Information

Item  1.  Financial  Statements

Condensed  Consolidated  Financial  Statements                        F-1 - F-3

Balance  Sheets  -  June  30,  2004  and  December  31,  2003  (Audited)    F-1

Statements of Operations - Three and six months ended
  June 30, 2004 and 2003                                                    F-2

Statements of Cash Flows  -  Six  months ended  June  30,  2004  and  2003  F-3

Notes  to  Consolidated  Financial  Statements



                                     FTS GROUP, INC. AND SUBSIDIARY

                                       Consolidated Balance Sheets

                                                                   June 30, 2004 and December 31, 2003




Assets                                                                  2004               2003
------------------------------------------------------------------  -----------------  -----------------
              (Reviewed) . . . . . . . . . . . . . . . . . . . . .          (Audited)
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          4,256   $          6,887
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .            42,882              3,905
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .            54,043              7,759
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .            75,387              1,512
                                                                    -----------------  -----------------
      Total current assets . . . . . . . . . . . . . . . . . . . .           176,568             20,063
                                                                    -----------------  -----------------

Property and equipment, net of accumulated depreciation. . . . . .            46,694             50,577

Investment in private entity . . . . . . . . . . . . . . . . . . .            15,000             15,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,684             17,650
                                                                    -----------------  -----------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $        250,946   $        103,290
                                                                    =================  =================

Liabilities and Stockholders' Equity
------------------------------------------------------------------

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . . .           163,839             60,467
  Accounts payable to related parties. . . . . . . . . . . . . . .            66,989            198,811
                                                                    -----------------  -----------------
      Total current liabilities. . . . . . . . . . . . . . . . . .           230,828            259,278
                                                                    -----------------  -----------------

Convertible debentures . . . . . . . . . . . . . . . . . . . . . .           217,157            450,586
                                                                    -----------------  -----------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . .           447,985            709,864
                                                                    -----------------  -----------------

Stockholders' equity:
  10% Convertible preferred stock, Series A, $0.01 par value:
    150,000 shares authorized; None issued . . . . . . . . . . . .                 -                  -
  Preferred stock, $0.01 par value, 4,850,000 undesignated
    shares authorized, none issued . . . . . . . . . . . . . . . .                 -                  -
  Common stock, $.001 par value.  Authorized 150,000,000 shares:
    28,330,730 shares issued and outstanding at June 30, 2004,
    18,141,564 shares issued and outstanding at December 31, 2003.            28,331             18,142
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .         6,867,631          5,465,030
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (7,028,901)        (5,943,196)
                                                                    -----------------  -----------------
                                                                            (132,939)          (460,024)
  Deferred compensation. . . . . . . . . . . . . . . . . . . . . .           (64,100)          (146,550)
                                                                    -----------------  -----------------
      Total stockholders' equity . . . . . . . . . . . . . . . . .          (197,039)          (606,574)

Commitments and contingent liabilities

      Total liabilities and stockholders' equity . . . . . . . . .  $        250,946   $        103,290
                                                                    =================  =================


See accompanying notes to consolidated financial statements.

                                                 F-1

                                              FTS GROUP, INC. AND SUBSIDIARY

                                           Consolidated Statements of Operations

                                     Three and six months ended June 30, 2004 and 2003
                                                        (Unaudited)

                                                             Three  months  ended  June  30,   Six  months  ended  June  30,


                                                                        2004          2003           2004          2003
                                                                 ------------  ------------  -------------  ------------

  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   116,787   $    13,864   $    298,122   $    16,313

  Costs and expenses:
    Costs of sales. . . . . . . . . . . . . . . . . . . . . . .       39,695         9,068        182,829        10,167
    Selling, general and administrative . . . . . . . . . . . .      293,092        80,936      1,200,998       389,232
   Purchased development costs. . . . . . . . . . . . . . . . .            -             -              -        23,500
                                                                 ------------  ------------  -------------  ------------
      Total operating expenses. . . . . . . . . . . . . . . . .      332,787        90,004      1,383,827       422,899
                                                                 ------------  ------------  -------------  ------------

      Operating income (loss) . . . . . . . . . . . . . . . . .     (216,000)      (76,140)    (1,085,705)     (406,586)

  Other income (expenses):
    Interest income . . . . . . . . . . . . . . . . . . . . . .            -             -              -             -
    Interest expense. . . . . . . . . . . . . . . . . . . . . .            -        (1,600)             -        (3,200)
    Other income (expense). . . . . . . . . . . . . . . . . . .            -             -              -             -
                                                                 ------------  ------------  -------------  ------------
      Total other income (expense). . . . . . . . . . . . . . .            -        (1,600)             -        (3,200)
                                                                 ------------  ------------  -------------  ------------

      Net earnings (loss) before income taxes . . . . . . . . .     (216,000)      (77,740)    (1,085,705)     (403,386)

  Provision for income taxes. . . . . . . . . . . . . . . . . .            -             -              -             -

      Net earnings (loss) . . . . . . . . . . . . . . . . . . .  $  (216,000)  $   (77,740)  $(1,085,705)   $ (403,386)
                                                                 ============  ============  =============  ============

  Net earnings (loss) applicable to common shareholders:
    Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.00)  $     (0.00)  $      (0.00)  $     (0.00)
                                                                 ============  ============  =============  ============

  Weighted average shares
    Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .   24,883,925    17,430,240     23,163,751    17,104,826
                                                                 ============  ============  =============  ============


  See accompanying notes to consolidated financial statements.

                                                 F-2





                            FTS GROUP, INC. AN SUBSIDIARY

                        Consolidated Statements of Cash Flows
                    Six months ended June 30, 2004 and 2003

                                                              Six months ended June 30,
                                                                    2004        2003
                                                               ----------  ----------



 Cash flows from operating activities:
            Net cash used in operating activities . . . . . .   (107,153)   (142,424)
                                                               ----------  ----------

 Cash flows from investing activities:
   Capital expenditures for property and equipment. . . . . .     (1,667)       (454)
   Investment in private company. . . . . . . . . . . . . . .          -     (15,000)
                                                               ----------  ----------
             Net cash used in investing activities. . . . . .     (1,667)    (15,454)
                                                               ----------  ----------

 Cash flows from financing activities:
   Proceeds from issuance of stock. . . . . . . . . . . . . .          -      10,000
   Repayment of borrowing from related parties. . . . . . . .   (131,822)          -
   Proceeds from convertible debentures . . . . . . . . . . .    238,011     150,000
                                                               ----------  ----------
             Net cash provided by financing activities. . . .    106,189     160,000
                                                               ----------  ----------

             Net increase in cash . . . . . . . . . . . . . .     (2,631)      2,122

 Cash at beginning of year. . . . . . . . . . . . . . . . . .      6,887         219
                                                               ----------  ----------
 Cash at end of year. . . . . . . . . . . . . . . . . . . . .  $   4,256   $   2,341
                                                               ==========  ==========

 Supplemental schedule of cash flow information:
   Interest paid. . . . . . . . . . . . . . . . . . . . . . .  $       0   $   3,200
                                                               ==========  ==========



 See accompanying notes to consolidated financial statements.


                                                 F-3


                                 FTS GROUP, INC.

                   Notes to Consolidated Financial Statements


(1)     General

FTS Group, Inc. (the "Company"), formerly FTS Apparel, Inc., was incorporated under the laws of the State of Nevada. The Company is engaged in the acquisition and development of a chain of full service retail wireless stores. The Company's primary business is the marketing, sale and activation of cellular and satellite handsets, cellular accessories and other related wireless products such as Wi-Fi service and related access equipment for residential or business purposes.

Principles  of  Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: FTS Wireless, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the U. S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

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

(4)     Income  Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three-month periods ended June 30, 2004 and 2003 is eliminated by net operating loss carry forwards.

(5)     Stock  for  Services

During February 2004, the Company issued 3,785,000 shares of common stock for services pursuant to a Form S-8 registration statement. The shares were valued at their fair market value on the date it was agreed that the shares would be issued. The non-cash stock compensation expense of $643,450 has been charged to operations during the period.

During the quarter ended June 30, 2004, the Company issued 2,122,247 shares of common stock for compensation for services performed. The non-cash stock compensation expense of $297,900 has been charged to operations during the second quarter of 2004.

(6)     Going  Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six month ended June 30, 2004, the Company incurred a net loss of $1,085,705 and has working capital and stockholders' deficits of $54,266 and $197,039, respectively, at June 30, 2004.

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



ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion and analysis covers material changes in our financial condition since the year end December 31, 2003 and a comparison of the results of operations for the three and six months ended June 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in our Form 10-KSB for the year ended December 31, 2003.

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


OVERVIEW

Historically and through the year ended December 31, 2001, we operated exclusively in the apparel industry. In January 2002, we experienced a management change. Our business now focuses on developing and acquiring cash-flow positive businesses and viable business projects primarily those in the wireless and technology industries. As of the end of June 2004, we operated a total of 8 retail wireless locations, we lease three locations in Tampa, FL, one in St. Petersburg, FL, one in Brandon, FL, one in Lutz, FL, one in Oldsmar, FL and one in Suburban Philadelphia, Pennsylvania.

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


Results  of  Operations

     We generated consolidated net revenues of $116,787 for the three month Period ended June 30, 2004, as compared to $13,864 for the three month period ended June 30, 2003. The increase in revenues for this quarter when compared to the same quarter last year is primarily due to acquisition related growth.

     We incurred Cost of Sales of $39,695 for the three month period ended June 30, 2004, as compared to $9,068 for the three month period ended June 30, 2003. Our Cost of Sales increase is due to the overall growth in our business.

     For the three months ended June 30, 2004, we realized a net loss of $216,000 or ($.00) per share, on revenue of $116,787. This compares to a net loss of $77,740 or ($.00) per share, on revenue of $13,864 for the three months ended June 30, 2003. Accordingly, our net loss increased by $138,260 due to an increase in overall operational expenses related to the increased number of locations we operated during the period.

     For the three months ended June 30, 2004, we reported $293,092 of general and administrative expenses, compared to $80,936 for the three months ended June 30, 2003, an increase of $212,156. Our general and administrative expenses have increased from the same period in 2003 due to an increase operating overhead and staffing levels of our retail wireless business.

     We continue to execute our roll-up strategy and seek out accretive acquisition candidates to further develop our diversified retail wireless business. During the second quarter, we closed the acquisition of the Waters Ave., Tampa, FL location of Wireless Unlimited, Inc.

Liquidity  and  Capital  Resources

     As  of  June  30,  2004,  our  Current  Assets  were  $176,568  and Current
Liabilities were $230,828. Our current liabilities consist mainly of accounts payable, accrued expenses and loans from our Chief Executive Officer and Chief Financial Officer. Our Stockholder's Deficit at June 30, 2004 was ($197,039).

     At June 30, 2004, we had cash available of $4,256, accounts receivable of $42,882, inventory valued at $54,043, property and equipment valued at $46,694, prepaid expenses of 75,387, investments valued at $15,000, deposits of $12,684 for a total of $250,946.

     We had a net usage of cash used in operating activities for the six month period ended June 30, 2004 and 2003 of $107,153 and $142,424, respectively. We had net cash provided by financing activities of for the six month period ended June 30, 2004 and 2003 of $106,189 and $160,000, respectively.

     We believe that our continued existence is dependent upon our ability to make our wireless operations profitable and our ability to raise additional capital. Accordingly, the notes to our un-audited, interim financial statements express substantial doubt about our ability to continue as a going concern.

     We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Financing  Activities

During the quarter ended June 30, 2004 we raised a total of $235,000 through loans and $129,289 from our equity line of credit with Dutchess Private Equities Fund, LP. Also during the quarter, the outstanding balance due on our convertible debentures was reduced by $129,289, leaving an outstanding balance of $189,674.

Subsidiary

As  of  August  1,  2004, we had one wholly-owned subsidiary, FTS Wireless, Inc.



ITEM  3.     CONTROLS  AND  PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes  in  Internal  Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.



                           PART  II-  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     We are not aware of any legal matters that could have a material impact on our business.


ITEM  2.  CHANGES  IN  SECURITIES

(c) During the quarter ended June 30, 2004, we issued 2,122,247 shares of common stock for compensation for services performed.

With  respect to the sales of our common stock described above, we relied on the
Section 4(2) and/or 4(6) exemptions from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to sophisticated and/or accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not Applicable.

ITEM  5.  OTHER  INFORMATION

Not Applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

A.  EXHIBITS

NUMBER  DESCRIPTION

3.1 Articles of Incorporation dated December 23, 2003 (filed as Attachment B to the Registrant's Definitive Proxy on Form DEF 14A filed on January 9, 2004 and incorporated herein by reference).

3.2 Bylaws (filed as Attachment C to the Registrant's Definitive Proxy on Form DEF 14A filed on January 9, 2004 and incorporated herein by reference).

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

10.3 Placement Agent Agreement between the Registrant, Dutchess Private Equities Fund, LP, and Charleston Capital Securities, dated January 9, 2004 (filed as
Exhibit 10.17 to the Registrant's SB-2 filed on January 28, 2004 and incorporated herein by reference).

10.4 Consulting Agreement between the Registrant and W. Scott McBride, dated January 15, 2004 (filed as exhibit 99.1 to the Registrant's S-8 filed on
February  3,  2004  and  incorporated  herein  by  reference).

10.5 Corporate Consulting Agreement between the Registrant and Theodore J. Smith, Jr., dated January 28, 2004 (filed as exhibit 99.2 to the
Registrant's S-8 filed on February 3, 2004 and incorporated herein by reference).

10.6 Consulting Agreement between the Registrant and Mike DeGirolamo, dated January 5, 2004 (filed as exhibit 99.3 to the Registrant's S-8 filed on February 3, 2004 and incorporated herein by reference).

10.7 Consulting Agreement between the Registrant and Jeff Teischer, dated January 5, 2004 (filed as exhibit 99.4 to the Registrant's S-8 filed on February 3, 2004 and incorporated herein by reference).

10.8 Consulting Agreement between the Registrant and David Taylor, dated December 12, 2003 (filed as exhibit 99.5 to the Registrant's S-8 filed on February 3, 2004 and incorporated herein by reference).

10.9 Consulting Agreement between the Registrant and Pablo Oliva, dated November 12, 2003 (filed as exhibit 99.6 to the Registrant's S-8 filed on February 3, 2004 and incorporated herein by reference).

10.10 Consulting Agreement between the Registrant and Tommy Hollman, dated January 27, 2004 (filed as exhibit 99.7 to the Registrant's S-8 filed on
February  3,  2004  and  incorporated  herein  by  reference).

10.11 Compensation Agreement between the Registrant and W. Scott McBride, David Rasmussen, James H. Gilligan and Scott Gallagher, dated January 29, 2004 (filed as exhibit 99.8 to the Registrant's S-8 filed on February 3, 2004 and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.  REPORTS  ON  FORM  8-K

     We  did  not  file  any  8-Ks  in  the  quarter  ended  June  30,  2004.



                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FTS  GROUP,  INC.



Date:  August  20,  2004          By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher
                                       Chief  Executive  Officer

                                  By:  /s/  Linda  Ehlen
                                       -------------------------------
                                       Linda  Ehlen
                                       Chief  Financial  Officer