Form 10QSB
period 2004-09-30
FTS GROUP, INC.
filed 2004-11-22
CIK 1062663

FORM  10-QSB

                                 UNITED STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  DC  20549

                                   (Mark  One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT  OF  1934

                For  the  quarterly  period  ended  September  30,  2004

                                       OR

     []  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

        For  the  transition  period  from                   to
                                           ------------         ----------

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

                  1049c  Oxford  Valley  Rd.,  Levittown,  PA  19057
                     (Address  of  principal  executive  office)


                                 (215)  943-9979
                                 --------------
              (Registrant's  telephone  number,  including  area  code)

     Check  whether the registrant (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2004, the Issuer had 31,331,980 shares of common stock, par value $0.001, outstanding


                                FTS  GROUP,  Inc.

                          PART  I  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                         FTS GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (UNAUDITED)



                                  ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     8,302
  Accounts receivable, net. . . . . . . . . . . . . . . . .      105,042
  Inventory . . . . . . . . . . . . . . . . . . . . . . . .       36,207
  Prepaid Expense . . . . . . . . . . . . . . . . . . . . .       85,044
                                                             ------------
    Total current assets. . . . . . . . . . . . . . . . . .      234,595
                                                             ------------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . .       47,516
                                                             ------------

OTHER ASSETS
  Investment in private entity. . . . . . . . . . . . . . .       15,000
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . .       17,539

TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . .       32,539


                                                             $   314,650
                                                             ============
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . . . . . .  $   154,101
  Notes payable  - related parties. . . . . . . . . . . . .       56,441
  Note Payable Other                                              87,250
                                                             ------------
    Total current liabilities . . . . . . . . . . . . . . .      297,792
                                                             ------------

NOTES PAYABLE . . . . . . . . . . . . . . . . . . . . . . .      100,989

CONVERTIBLE DEBENTURES. . . . . . . . . . . . . . . . . . .      172,704
                                                             ------------

STOCKHOLDERS' (DEFICIT)
  10% Convertible preferred stock, Series A, $0.01 par
    value, 150,000 shares authorized, 0 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . .            -
  Preferred stock, $0.01 par value, 4,850,000 undesignated
    shares authorized . . . . . . . . . . . . . . . . . . .            -
  Common stock, $0.001 par value, 150,000,000 shares
    authorized, 31,331,980 shares issued and outstanding. . .     31,332
  Additional paid in capital. . . . . . . . . . . . . . . .    7,264,740
  Deferred compensation . . . . . . . . . . . . . . . . . .
  Accumulated (deficit) . . . . . . . . . . . . . . . . . .   (7,552,907)
                                                             ------------

                                                                (256,848)
                                                             ------------

                                                             $   314,650
                                                             ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               FTS GROUP, INC. & SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)



                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      30-Sep-04              30-Sep-03            30-Sep-04     30-Sep-03
                                                     --------------------  -------------------  ------------  ------------


 REVENUES
   Sales. . . . . . . . . . . . . . . . . . . . . .  $           221,084   $           26,797   $   510,991   $    43,111
                                                     --------------------  -------------------  ------------  ------------

 COST OF GOODS SOLD . . . . . . . . . . . . . . . .              138,074               19,018       312,689        29,185
                                                     --------------------  -------------------  ------------  ------------

 GROSS PROFIT . . . . . . . . . . . . . . . . . . .               83,010                7,779       198,302        13,926
                                                     --------------------  -------------------  ------------  ------------

 GENERAL AND ADMINISTRATIVE EXPENSES
    Non-cash stock compensation . . . . . . . . . .               52,675               30,650       164,894       224,650
    Purchased development costs . . . . . . . . . .                    -                    -             -        23,500
    Selling, general and administrative expenses. .              465,960              106,459     1,571,120       303,692
                                                     --------------------  -------------------  ------------  ------------
                                                                 518,635              137,109     1,736,014       551,842
                                                     --------------------  -------------------  ------------  ------------

 LOSS FROM OPERATIONS . . . . . . . . . . . . . . .             (435,635)            (129,330)   (1,537,712)     (537,916)
                                                     --------------------  -------------------  ------------  ------------

OTHER INCOME (EXPENSE)
   Interest expense . . . . . . . . . . . . . . . .              (58,602)              (3,547)      (77,704)       (6,746)
                                                                                            -                          -
  Impairment of Long Lived Assets                                (38,000)                          (102,000)
                                                     --------------------  -------------------  ------------  ------------
                                                                 (96,602)              (3,547)      (179,704)      (6,746)
                                                     --------------------  -------------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . .  $          (532,227)  $         (132,877)  $(1,609,711)  $  (544,662)
                                                     ====================  ===================  ============  ============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED) . . . . . . . . . . . . . . .           29,643,160           17,631,910    25,676,509    17,273,721
                                                     ====================  ===================  ============  ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED) . . .  $             (0.02)  $            (0.01)  $     (0.06)  $     (0.03)
                                                     ====================  ===================  ============  ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    FTS GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                      Nine Months Ending
                                                           September 30, 2004    September 30, 2003
                                                           --------------------  --------------------


OPERATING ACTIVITIES
    Net cash (used in) operating activities . . . . . . .  $        (1,830,472)  $          (271,776)
                                                           --------------------  --------------------

INVESTING ACTIVITIES
    Net cash (used in) investing activities . . . . . . .              (11,226)              (18,074)
                                                           --------------------  --------------------

FINANCING ACTIVITIES
    Net cash provided by financing activities . . . . . .            1,843,113               292,500


CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . .                6,887                   219
                                                           --------------------  --------------------

Net cash increase (decrease). . . . . . . . . . . . . . .                1,415                 2,650

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . .  $             8,302   $             2,869
                                                           ====================  ====================

NON  CASH  TRANSACTIONS
          CONVERSION  OF CONVERTIBLE DEBENTURE                        $272,413                 $  0



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                FTS  GROUP,  INC.
                          NOTES  TO CONSOLIDATED FINANCIAL  STATEMENTS
                               SEPTEMBER  30,  2004
                                   (UNAUDITED)


FTS  GROUP,  INC.

                   Notes  to  Consolidated  Financial  Statements
(1)     GENERAL
        -------

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

Principles  of  Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: FTS Wireless, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP")in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Results for the three months and nine months period ended September 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

As contemplated by the Securities and Exchange Commission, these statements should be read in conjunction with consolidated Financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

(2)     USE  OF  ESTIMATES
        ------------------

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

(3)     Recently  Issued  Accounting  Pronouncements
        --------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements." FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN No. 46 ("FIN No. 46(R)"). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) have been applied on March 31, 2004. The Company determined the adoption of FIN No. 46 and FIN No. 46(R) did not have a material effect on its financial position or results of operations.

(4)     GOING  CONCERN
        --------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company has a $6 Million Equity Line of Credit in place with Dutchess Private Equities Fund, LP and is pursuing additional financing options to execute its operating and expansion plans. Failure to secure financing or expand operations may result in the Company not being able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5)     STOCK  FOR  SERVICES
        --------------------

During February 2004, the Company issued 3,785,000 shares of common stock for services pursuant to a Form S-8 registration statement. The shares were valued at their fair market value on the date it was agreed that the shares would be issued. The non-cash stock compensation expense of $643,450 has been charged to operations during the period and reported under SG&A.

During the quarter ended June 30, 2004, the Company issued 2,122,247 shares of restricted common stock for compensation for services. 625,000 shares were issued to the Chief Executive Officer as compensation for fiscal 2004, 250,000 shares were issued to the Chief Financial Officer for accrued compensation, 250,000 shares were issued to our former Chief Operating Officer and 200,000 shares were issued for previously accrued compensation the remaining shares were issued for consulting services. The non-cash stock compensation expense of $297,900 has been charged to operations during the second quarter of 2004 and reported under SG&A.

During the quarter ended September 30, 2004, the Company issued 1,153,500 shares of restricted common stock for consulting services.

(6)     RELATED  PARTY  TRANSACTIONS
        ----------------------------

During the period ending September 30, 2004 and the subsequent period the Company received loans from two of its officers and directors totaling $192,500 with an interest rate of 20% per annum. The funds were primarily used to fund Acquisitions and to pay loans with Dutchess Private Equities Fund.

(7)     FINANCING  ACTIVITIES
        ---------------------

During the period ended September 30, 2004, the Company issued 775,000 shares to Dutchess Private Equities under the previously disclosed convertible debenture financing filed with the Securities and Exchange Commission on form 8K on July 21, 2003 thereby reducing the outstanding amount by $44,453.During the quarter ended September 30, 2004 the Company received short term loans of $75,000 from Dutchess Private Equities Fund and $84,000 from a private investor bearing an interest rate of 20%.

Also during the quarter ended September 30, 2004, the Company sold 1,150,000 shares of restricted common stock to two individuals in a private placement valued at $0.08 per share. The Company issued 240,000 restricted common shares for private placements completed previously at $0.10 per share. The Company issued 581,200 restricted common shares in a private placement at $0.08 to four individuals.

(8)     ACQUISITIONS  AND  COMMITMENTS
        -------------------------------

During the period ended September 30, 2004,the Company completed the acquisition of a location in Tampa, Fl. from Cell Station dba "Choice Cellular" for $70,000 in cash. The Company leased a new location in the Tampa market during the period and filed the lease agreement on form 8-K. The new location will be used as the Company's new corporate headquarters, a new retail wireless location and a call center for up to fifteen seats. The Company is currently negotiating renewals of its liability insurance commitments and workman's compensation policies.

(9)     ACCOUNTS PAYABLE
       -----------------

As of the period ended September 30, 2004 the company had outstanding unpaid payroll and sales tax liability including penalties and interest in the approximate amount of $37,700


(10)     SUBSEQUENT  EVENTS
        ------------------

Subsequent to September 30, 2004 the Company closed an under-performing location in Tampa, Fl. after the lease of $2,000 per month expired. In October 2004, the Company purchased a new location from Wireless Unlimited, Inc. with a monthly rental payment commitment of approximately $700 for $40,000 in cash. Subsequent to September 30, 2004 a total of $23,768 of debentures have been converted.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion and analysis covers material changes in our financial condition since the year ended December 31, 2003 and a comparison of the results of operations for the three and nine months ended September 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in our Form 10-KSB for the year ended December 31, 2003.

     This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.


OVERVIEW


Historically and through the year ended December 31, 2001, we operated exclusively in the apparel industry. In January 2002, we experienced a management change. Our business now focuses on developing, investing in and acquiring cash-flow positive businesses and viable business projects primarily those in the wireless and technology industries. As of the end of September 2004, we operated a total of 8 retail wireless locations, we lease three locations in Tampa, FL, one in St. Petersburg, FL, one in Brandon, FL, one in Lutz, FL, one in Oldsmar, FL and one in Suburban Philadelphia, Pennsylvania.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

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

We recognize revenue from the sale and activation of wireless handsets and related accessories.

GOODWILL  AND  INTANGIBLE  ASSET  IMPAIRMENT:

We  periodically  review the  carrying  amount of property, plant and equipment.

Goodwill and Intangible Asset Impairment: We determine whether current events or circumstances warrant adjustments to carrying amounts of long lived assets. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.
Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Results  of  Operations

     We generated consolidated net revenues of $221,084 for the three month period ended September 30, 2004, resulting in an increase of approximately 725%, as compared to $26,797 for the three month period ended September 30, 2003. The increase in revenues for this quarter when compared to the same quarter of 2003 is primarily due to the acquisition of four new retail wireless locations and the related increase of wireless activation levels.

     We incurred Cost of Sales of $138,074 for the three month period ended September 30, 2004, as compared to $19,018 for the three month period ended
September 30, 2003. Our Cost of Sales increase is again primarily due to the acquisition related growth of our wireless business and the associated increase in wireless handset sales.

     For the three months ended September 30, 2004, we reported $518,635 of Selling, general and administrative expenses, compared to $137,109 for the three months ended September 30, 2003, an increase of $381,526 the increase is primarily related to acquisition related costs in addition to increased operating overhead and staffing levels of our retail wireless business.

     For the three months ended September 30, 2004, we realized a net loss of ($532,227) or ($.02) per share, on revenue of $221,084. This compares to a net loss of ($132,877) or ($.01) per share, on revenue of $26,797 for the three months ended September 30, 2003. Accordingly, our net loss increased by $399,350 due to an increase in financing costs, consulting fee's as well as an increase in overall operating expenses related to the increased number of locations operated during the period.

     We continue to execute our strategic roll-up program and actively seek out accretive acquisition candidates to further develop our diversified retail wireless business. During the third quarter, we closed the Fowler Avenue location of Choice Cellular of Tampa, FL. Also during the quarter we secured a lease for a new wireless location that when open will also serve as our corporate headquarters, a retail distribution outlet and a call center with up to 15 persons.

Liquidity  and  Capital  Resources

     As of September 30, 2004, our Current Assets were $234,595 and Current Liabilities were $268,792. Our current liabilities consist mainly of accounts payable, accrued expenses and loans from related parties and funds owed to a private investor. Our Stockholder's Deficit at September 30, 2004 was ($241,195).

     At September 30, 2004, we had cash available of $8,302, accounts receivable of $105,042,inventory valued at $36,207, property and equipment valued at $47,516, prepaid expenses of $85,044, investments valued at $15,000, deposits of $17,539 for a total of $314,650.

     We had a net usage of cash used in operating activities for the nine month period ended September 30, 2004 and 2003 of $1,830,478 and $271,776,
respectively. We had net cash provided by financing activities of for the nine month period ended September 30, 2004 and 2003 of $1,843,113 and $292,500, respectively.

     We believe that our continued existence depends on our ability to make our wireless operations profitable and our ability to raise additional capital. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern.

     We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through our Equity Line of Credit with Dutchess and funds from potential future equity sales.

Financing  Activities

During the period ending September 30, 2004, we issued 775,000 shares to Dutchess Private Equities pursuant to a convertible debenture thereby reducing the outstanding amount by $44,453. During the quarter, we received short term loans of $75,000 from Dutchess Private Equities Fund and $84,000 from a private investor bearing an interest rate of 20%.

Also during the quarter, we sold 1,150,000 restricted common shares in a private placement valued at $.08. We issued 240,000 restricted common shares for private placements completed previously at $.10. We issued 581,200 common shares in a private placement at $.08 to 4 individuals.

During the period ending September 30, 2004 and the subsequent period, we received loans from our Chief Executive Officer and Chief Financial Officer totaling $192,500.

During the quarter ended September 30, 2004 we raised a total of $181,000 through loans and approximately $90,000 through the issuance of equity in private placements. Also we reduced the outstanding balance due on our convertible debentures by $44,453, leaving an outstanding balance of $129,581 net of the debt discount plus fees and interest of $27,483.

Subsidiary

As of September 30, 2004, we had one wholly-owned subsidiary, FTS Wireless, Inc.


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



                           PART  II-OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     We are not aware of any legal matters that could have a material impact on our business.


ITEM  2.   UNREGISTERED  SALES  OF  EQUITY  SECURITIES

During the quarter, we issued 775,000 shares to Dutchess Private Equities Fund pursuant to a convertible debenture financing thereby reducing the outstanding amount by $44,453.

During the quarter ended September 30, 2004, we issued 2,478,500 shares of restricted common stock for services rendered during the period ending September 30, 2004 and previous periods, including 625,000 shares to our Chief Executive Officer as compensation, 200,000 to Linda Ehlen, our Chief Financial Officer, as compensation, 250,000 to our former Chief Operating Officer, Robert Lewis, and 1,153,500 shares for consulting services.

We sold 1,150,000 restricted common shares in a private placement valued at $.08. We issued 240,000 restricted common shares for private placements completed previously at $.10. We issued 581,200 common shares in a private placement at $.08 to 4 individuals.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

- the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

- we exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

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


                                       FTS  GROUP,  INC.



Date:  November  22,  2004             By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher
                                       Chief  Executive  Officer

                                       By:  /s/  Linda  Ehlen
                                       -------------------------------
                                       Linda  Ehlen
                                       Chief  Financial  Officer and
                                       Principal Accounting Officer