Form 10KSB
period 2004-12-31
FTS GROUP, INC.
filed 2005-04-05
CIK 1062663

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2004

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File Number 0-24829

                                 FTS GROUP, INC.
                                 ---------------


             (Exact name of registrant as specified in its charter)


         Nevada                                                84-1416864
-------------------------------                             -------------------
(State  or  other  jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)


7610  West  Hillsborough  Ave.,  Tampa,  Florida                         33615
--------------------------------------------------------              ----------
(Address of principal executive offices)                              (Zip Code)

       Issuer's telephone number, including area code: (813) 600-3600

        Securities Registered Pursuant To Section 12(b) Of The Act: None

           Securities Registered Pursuant To Section 12(g) Of The Act:
                               Title of each class

                          Common Stock, $.001 Par Value
                          -----------------------------

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  the most  recent  fiscal  year total $712,282.

The aggregate market value of the 3,456,402 shares of common stock held by non-affiliates of the issuer as of March 15, 2005 was $449,332 based upon the sale price of the common stock of $0.15 per share on March 15, 2005.

The issuer had 54,877,195 shares of common stock outstanding as of March 31, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                                 FTS GROUP, INC.
                                   FORM 10-KSB


                                TABLE OF CONTENTS

PART I                                                                PAGE  NO.

ITEM 1.  DESCRIPTION OF BUSINESS.                                             3
ITEM 2.  DESCRIPTION OF PROPERTY.                                             6
ITEM 3.  LEGAL PROCEEDINGS.                                                   6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 6

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.            6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.           7
ITEM 7.  FINANCIAL STATEMENTS.                                               13
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.                                               25
ITEM 8A. CONTROLS AND PROCEDURES.                                            25
ITEM 8B. OTHER INFORMATION.                                                  25

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.                  25
ITEM 10. EXECUTIVE COMPENSATION.                                             26
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.                                    27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                     28
ITEM 13. EXHIBITS.                                                           28
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                             29

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

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

HISTORY

We organized as Full Tilt Sports, Inc. in 1997 as a Colorado corporation to develop and market a line of young men's casual apparel. We own several U.S. trademarks relating to that business. Effective August 23, 2000, we changed our name to FTS Apparel, Inc. Our attempts to build a profitable apparel business were unsuccessful and the prior management team was unable to raise the required funds to continue in the apparel business. As a result, we exited the apparel business. In January 2002, we experienced a change in management. Effective January 11, 2002, Scott Gallagher became our new Chairman and Chief Executive
Officer and we appointed three new directors. The new Chairman agreed to purchase 1,861,618 shares of our common stock owned by two of the former officers and directors and other shareholders. The new management team initially developed a strategic plan to acquire and develop cash flow positive businesses. After an analysis of the market, management determined to primarily focus on building a chain of retail wireless locations that sell cellular and satellite handsets and activations. FTS Wireless Inc., a wholly owned subsidiary, was organized as a Florida corporation in February 2003 to become a full service wireless company operating a chain of retail wireless locations. On January 26, 2004, we changed our name to FTS Group, Inc. to reflect the change in our operations. Additionally, on that date, we changed our state of incorporation from Colorado to Nevada.

BUSINESS

We develop, invest in and acquire cash-flow positive businesses and viable business projects, primarily in the wireless industry. Through our wholly-owned subsidiary FTS Wireless, Inc., we are engaged in a targeted, strategic development strategy to consolidate the highly fragmented cellular phone and services industry. We currently operate seven retail wireless locations in the Florida market. Over the past twenty-four months we have grown our business by acquiring existing retail locations as well as developing new retail locations.

We operate our business as a "Bricks and Clicks" model. On the "Bricks" side of our business we operate a chain of seven retail wireless locations in the Gulf Coast market of Florida. We distribute wireless products and services from three of the nation's largest wireless carriers, Cingular Wireless, Sprint PCS and Nextel, in the Gulf Coast market of Florida and selected markets around the country.

On the "Clicks" side of our business model we own and operate three Internet based e-commerce wireless businesses; www.SatPhoneCenter.com, www.CellularDeals.com and www.CellChannel.com. We drive traffic to these businesses by offering in store specials and discounts in our retail stores as well as traditional online advertising. SatPhoneCenter.com is focused on renting and selling Global Star satellite wireless products and services to retail and business customers. CellularDeals.com primarily markets and distributes wireless accessories and products globally over the Internet. CellChannel.com markets and sells wireless content such as custom MP3 ring tones, wallpaper and games primarily to retail and Internet customers.

We constantly re-evaluate our product portfolio to stay current with industry trends and meet the needs of our customers. We also continuously evaluate how new technologies such as Wi-Fi and Voice over Internet, or VoIP, will affect our business. We believe these new communication technologies will provide us and distributors like us with new opportunities as the technologies become more widely adopted and next generation products and services are developed and increase in demand.

THE  MARKET  FOR  OUR  PRODUCTS  AND  SERVICES

According to a semi-annual industry survey released in March 2005 by the Cellular Telecommunications & Internet Association, wireless subscribership grew by 21.7 percent during 2004. Wireless subscribers now exceed 180 million in the United States, representing a penetration rate of more than 60 percent. The survey also found wireless users in the United States for the first time used more than one trillion wireless minutes during 2004, while the average local monthly bill grew by only 1.5 percent to $50.64. Capital investment in network expansion and upgrades reached nearly $28 billion, according to the survey. The total number of cell sites at the end of the year was 175,725.

We believe the increase in wireless subscribers validates our business model and represents a significant opportunity for us to gain market share and increase our retail and Internet distribution channels within the markets in which we operate. We have made a concerted effort to target our marketing and product mix towards certain niche sectors of the Industry. One niche sector of the wireless Industry we have targeted and experienced success with is the Hispanic market. Our primary operating market, Tampa, Florida, was recently ranked as having the second highest Hispanic buying power in the nation, more than $5 billion a year. We feel that as new products and services are developed targeting this and other niche markets, penetration rates will continue to increase, resulting in new opportunities for us to grow. We believe that as Third Generation, or 3G, wireless networks contribute to an increase in coverage, subscribership rates will increase by enabling wireless carriers to expand wireless data and entertainment product offerings such as streaming video and enhanced data services.


STRATEGIC  PARTNERS  AND  CONTRACTS

POST-PAID

We activate wireless services through agreements with companies known as "Master Agents." A Master Agent has the ability to pay us a higher per activation commission than we could receive if we dealt directly with the major wireless carriers. Their commission tier is based on the consolidated monthly activations of all of their dealers. These companies pay us a commission for each new cellular customer who signs a one or two year cellular contract with the carrier. However, if that customer deactivates their cellular service within the 180-day period after signing the contract, the commission paid to us is charged back to our account and not paid. We have set up a reserve for possible activation charge-backs.

For Cingular Wireless we have an agreement in place with Philadelphia-based Master Agent Digital Communications Warehouse to market and sell Cingular products and services in approximately 19 markets around the country. For Sprint PCS we have an agreement in place with New York-based Master Agent Malsha Products, Inc. to market and sell Sprint PCS products and services anywhere in the United States. For Nextel, we have an agreement in place with Florida-based American Connections of Florida, Inc. to market and sell Nextel products in the Gulf Coast market of Florida.

We activate and rent satellite phones through an agreement with GlobalStar. GlobalStar is one of the largest satellite communications providers in the world. We also offer retail customers Wi-Fi Internet access through an agreement with Air Rover Wi-Fi whereby Air Rover supplies us with the hardware, billing and support services in exchange for a revenue sharing arrangement.


PRE-PAID

We have marketing and distribution rights from a number of national pre-paid wireless carriers known as Mobile Virtual Network Operators, or MVNOs. MVNOs resell airtime from the national carriers. We function as a Master Agent for an MVNO called Air Voice Wireless which resells prepaid airtime over the AT&T wireless network. We also resell products and services from a number of other MVNOs such as Virgin Mobile, STI-Mobile and Boost Mobile through agreements with our master agents. We are generally able to market and sell products and services from the MVNO in any market the MVNO operates. We derive revenue from the sale of wireless handsets and the sale of prepaid wireless airtime.

COMPETITION

We operate in a highly competitive environment. We principally compete with other independent retailers, privately held chains that offer a broad range of products, and carrier owned and operated stores with more name recognition and brand identity than us. We believe that success in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships, and the ability to anticipate technological changes and changes in customer preferences.

CARRIERS  CORPORATE  OWNED  STORES

We compete against stores owned by service carriers including:

-     Sprint  PCS;
-     Cingular;
-     T-Mobile;
-     Nextel; and
-     Verizon  Wireless.

The carrier-owned corporate stores generally sell only their own wireless products and services. We believe our product offerings are superior to corporate stores because we offer customers service from multiple carriers and provide the best solution for each customer's individual needs. In addition, we offer wireless content, accessories, Wi-Fi access, Satellite phones and service.

LARGE  NATIONAL  RETAILERS

We  compete  against  large  national  retailers  including:

-     Radio  Shack;
-     Best  Buy;
-     Staples; and
-     Office  Depot.

These retailers promote wireless-boxed products with limited customer support. We believe we offer a higher level of customer service and product knowledge to our customers as compared to large national retailers. We also believe our customer service is superior because we focus only on wireless products and services, which are only a part of the business of the above-mentioned retailers. However, due to scale of purchasing power, number of locations and advertising budgets, large national retailers can sometimes offer discounts superior to ours.

LOCAL WIRELESS  RETAILERS

We compete with a variety of smaller independent retailers. Our main competitors are:

- Beepers N Phones, which operates approximately 50 stores in the state of Florida and promotes several brands of wireless products.

- Choice Cellular, which operates approximately 15 stores in the state of Florida and promotes several brands of wireless products and services.

- GCS Wireless which operates approximately 10 stores in Florida and primarily promotes products and services from only one wireless carrier.

We also compete with a variety of smaller, independent retailers operating less than three stores. We compete against these retailers by offering a broad product range and superior customer service.


MARKETING

We depend on advertising and marketing to attract new customers. We currently advertise in local print publications, including daily newspapers and weekly publications, advertise on the Internet and in flyers. Additionally, we run in store product related promotions including a referral program geared at generating new business through our existing customer base. We currently spend between $3,000 and $5,000 per month on advertising depending on the placement of our ads. During times of increased advertising, we spend approximately $5,000 to $7,500 or more per month on new product roll-outs and marketing campaigns including print, Internet and television media advertising. We believe our advertising campaigns have increased foot traffic in our stores and increased our overall name recognition.

INVESTMENTS

In March 2003, we acquired 30,000 shares of preferred stock in Vidyah, Inc., a private technology company, for $15,000 in cash. Holders of the Vidyah preferred stock have the same voting rights as holders of the common stock. The preferred stock has liquidation rights and is convertible, at the holder's option, into an equivalent number of shares of common stock, subject to certain adjustments. Vidyah provides comprehensive technology learning solutions, certification programs, and customized learning for a variety of Fortune 1000 companies, including, Disney, Sony, Microsoft, IBM, Cisco Systems, Harvard University, etc. We purchased an interest in Vidya.com because we believe Vidyah represents an attractive investment that will increase in value over time.

SEASONALITY

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year, as compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; timing of new products and service introductions; and aggressive marketing and sales promotions. To date, we have not experienced any seasonality in our sales, although we may in the future as we expand our retail operations.

EMPLOYEES

As of December 31, 2004, we had twelve full time employees. Two of our employees are at the corporate level, our Chairman and Chief Executive Officer, Scott Gallagher and Linda Ehlen, our Chief Financial Officer. In connection with our cellular phones and accessories business, we employ nine full time individuals and one part time individual to run our Florida stores.

We expect to hire additional employees over the next twelve months as our business grows. From time-to-time, we engage the services of outside consultants to assist in our business, including attorneys, accountants, and marketing and advertising personnel. We may engage the services of additional individuals in the future as our business needs dictate and our financial resources permit.
                                        5


ITEM  2.  DESCRIPTION  OF  PROPERTY.

We currently have seven leases for our retail stores and our corporate facilities in Tampa, Florida. Our retail stores are located in the counties of Hillsborough and Pinellas, generally within 30 miles of Tampa, Florida. The retail stores vary in size from 500 to 2,000 square feet. Our principal office is located in approximately 1,500 square feet of the leased facilities in Tampa, Florida. The minimum aggregate monthly rental commitment for the retail stores is $9,429. The terms of the leases vary from month to month to three years with a three-year option.

ITEM  3.  LEGAL  PROCEEDINGS.

Neither we, nor any of our officers or directors in their capacities as such, are subject to any material legal proceedings, and we do not know of any potential or threatened legal proceeding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this Annual Report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

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


Year Ended                  High            Low
------------------         ------          -----
2003
----
March 31                   $.26           $.09
June 30                    $.28           $.16
September 30               $.68           $.23
December 31                $.25           $.15

2004
----
March 31                   $.40           $.15
June 30                    $.27           $.15
September 30               $.17           $.09
December 31                $.18           $.09

2005
----
March 31*                  $.23           $.10


*  Through  March  15,  2005.

We had approximately 157 record holders of our common stock as of January 15, 2005.

DIVIDEND  POLICY

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. In July 2004, the Board of Directors approved a 10% warrant dividend to stockholders of record on August 28,2004. The warrant allows stockholders of record to purchase one new share of common stock at $.25 for each ten common shares owned. The warrant expires in three years. No cash dividends on the common stock have been paid or declared by the Board to date. We do not anticipate any cash dividends being paid out in the near future.

TRANSFER  AGENT

Our transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway Suite 102, Frisco, Texas 75034. Their phone number is (469) 633-0101.

RECENT  SALES  OF  SECURITIES

During the three month period ended December 31,2004, we issued 933,973 shares of restricted common stock for consulting services.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

-  the  sale  was  made to a sophisticated or accredited investor;

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

Historically and through the year ended December 31, 2001, we operated exclusively in the apparel industry. In January 2002, we experienced a management change after the prior management team was unable to raise the required funds to continue in the apparel business. Our business now focuses on developing and acquiring cash-flow positive businesses and viable business projects, primarily those in the wireless and technology industries. As of March 15, 2005, we operated a total of seven retail locations. Due to continuing losses from operations, the independent registered public accountant that audited our financial statements for the year ended December 31, 2004 assessed that there was substantial doubt about our ability to continue as a going concern.

RESULTS  OF  OPERATIONS

Sales revenues for the year ended December 31, 2004 increased $603,627, or 556%, to $712,282, as compared to $108,655 for the year ended December 31, 2003. The increase in sales revenues was primarily related to acquisition of new stores and opening of new retail outlets.

Cost of Goods Sold for the year ended December 31, 2004, increased $431,602 to $521,660, as compared to $90,058 for the year ended December 31,2003. The increase in Cost of Goods Sold is primarily related to the overall growth of our business and increased buying levels of wireless handsets, airtime, devices, and accessories. Though revenue for 2004 rose 556%, Cost of Goods Sold rose only 479%. We were able to control Cost of Goods Sold increases due to economies of scale related to enhanced purchasing power.

Selling, General and Administrative expense for the year ended December 31, 2004 increased $1,347,720 to $2,191,837 as compared to $844,117 for the year December 31, 2003. The increase in Selling, General and Administrative expense was due to a number of factors including, higher store operating costs associated with the increase in the number of stores, increase in consulting fees to support the expansion of our operations through the end of 2004, and increased costs associated with acquisitions of new locations and costs incurred in obtaining additional financing and market support.

Interest expense increased to $212,638 for the year ended December 31, 2004 from $48,121 for the year ended December 31, 2003. The increase was due mainly to the accrual of interest on the convertible debt and promissory notes as part of the capital raised during the year ended December 31, 2004.

During the year ended December 31, 2004 we took a charge of $107,000 related to writes downs of certain long-lived assets relating to the acquisition of new retail locations.

We had a net loss of $2,328,353 for the fiscal year ended December 31, 2004, as compared to net loss of $873,641 for the fiscal year ended December 31, 2003. The increase in net loss was primarily due to an increase in consulting fees, financing-related expenses, new store openings and increased operating expenses.

As  of  December 31, 2004, we had an accumulated deficit of $8,308,526.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2004, total current assets were $175,862 which consisted of $7,949 of cash, $87,485 of accounts receivable, $44,998 of inventories and $35,430 of prepaid expenses.

As of December 31, 2004, total current liabilities were $648,724 which consisted of $259,723 of accounts payable and accrued expenses, promissory notes in the following amounts $240,000 to Dutchess Private Equities Fund, $111,751 to related parties and $37,250 to a private investor.

FINANCING

We will require additional capital to support strategic acquisitions and our current expansion plans. We currently have an equity line of credit with Dutchess Private Equities Fund. This facility provides us with access to a maximum of $6 million in financing subject to certain terms and conditions. Additionally, we raise funds through private placements of our equity that may involve dilution to our existing shareholders.

In 2004, we borrowed approximately $98,250 from several private investors at an annual interest rate of 8%. One note in the aggregate amount of $84,000 carried a 20% premium to the face value, which has been charge to interest expense in 2004, and is due in June and September of 2005. As of March 31,2005 all notes have been paid in full.

We signed a short-term note payable to Dutchess Equities Fund, II L.P. in the amount of $240,000 which was due December 27, 2004. The loan bears interest at a rate of 12% per annum, it includes a 20% premium and it includes a 10% penalty for failure to pay by the due date. The premium in the amount of $40,000 has been charged to the interest expense for 2004 The loan was not paid back timely; hence, the penalty was assessed. The entire balance including principal plus penalty was repaid in 2005.

The note contained a stipulation that we would deliver 250,000 shares of common stock to Dutchess as inducement for entering into the financing. The shares related to this loan were issued in 2005. The fair value of these shares was $25,000 and the amount has been charged to interest expense during 2004.

During the year ended December 31, 2004, we borrowed, under several short term loan agreements, $434,700 from Dutchess Private Equities Fund bearing an interest rate of 12%.

During February 2003, we completed an additional debenture offering. Pursuant to a subscription agreement with Dutchess, we received $212,500 from the sale of 6% secured convertible debentures. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into our common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. We agreed to register the shares underlying the debentures on a Form SB-2 Registration Statement. As of December 31, 2004 and 2003 the amount of debenture outstanding was $100,493 and $450,586, respectively. During 2004, Dutchess converted $350,093 worth of debentures into approximately 3,570,030 shares of stock.

Our currently anticipated levels of revenues and cash flow are subject to many uncertainties. Until we generate cash flow from operations that will be sufficient to satisfy our cash requirements, we will continue to seek alternative means for financing our operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include accessing our Equity Line of Credit with Dutchess Private Equities Fund or obtaining additional debt or equity financing. When needed, additional financing may not be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for acquiring or developing new retail locations or marketing our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we raise funds through the sale of additional equity securities, the common stock currently outstanding will be diluted.


NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123R "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. SFAS 123R, replaces SFAS 123, Accounting for Stock Based Compensation and Supercedes APB opinion No.25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business Filers. The adoption of SFAS 123 (R) is not expected to have a material effect on our financial position or operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29." The guidance in Accounting Principles Board, APB, ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be applied prospectively to nonmonetary asset exchange transactions in fiscal year 2006. The adoption of SFAS No. 153 is not expected to have a significant effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities", and interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements." FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published FIN No. 46(R), a revision to FIN
No. 46. FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) have been applied on March 31, 2004. We determined the adoption of FIN 46(R) did not have a material effect on our financial position or results of operations.


CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE  RECOGNITION

Net revenues from wireless activations are recognized during the month the activation is performed. Allowances for charge backs, returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

We recognize revenue from the activation of new wireless customers and the sale of wireless handsets, airtime and accessories at the time of activation or sale.

IMPAIRMENT OF LONG-LIVED ASSETS

We reviewed our long-lived assets including property and equipment and our intangible assets subject to amortization whenever current events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, we evaluate the estimated future undiscounted cash flows that are directly associated with and that are expected to rise as a direct result of the use and eventual disposition of that long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived assets fair value.

IMPACT  OF  INFLATION

Inflationary  factors  have  not  had  a  significant  effect on our operations.

RISK  FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected and you may lose some or all of your investment.

WE HAD A LOSS FOR THE YEAR ENDED DECEMBER 31, 2004 AND EXPECT NET LOSSES TO CONTINUE IN THE NEAR FUTURE. THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $2,328,353 for the year ended December 31, 2004 and a net loss of $873,641 for the year ended December 31, 2003. Our future operations may not be profitable if we are unable to develop and expand our wireless business and our Internet operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to advertise our products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our audited financial statements for the fiscal year ended December 31, 2004, reflect a net loss of $2,383,353,a working capital deficit of $472,862 and a stockholders' deficit of $421,811 as of December 31,2004. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not developed to meet our working capital needs. If we can not obtain additional funding as needed, our business may fail.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our articles of incorporation authorize the issuance of 150,000,000 shares of common stock. As of March 31, 2005 we have 55,048,495 shares of our common stock issued and outstanding. We are also authorized to issue 150,000 shares of our Series A 10% convertible preferred stock of which no shares are issued or outstanding and 4,850,000 undesignated preferred shares of which no shares are issued or outstanding. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

WE ONLY RECENTLY ACQUIRED OUR OPERATING UNIT AND HAVE BEEN SELLING WIRELESS COMMUNICATIONS AND NETWORKING PRODUCTS AND SERVICES FOR A SHORT PERIOD OF TIME AND WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS.

We began our retail wireless operations in February 2003 with our acquisition of selected assets of Simply Cellular, Inc. Since we have just begun operations in this industry, we may not find commercial acceptance of our products and services. We have no way of predicting whether our marketing efforts will be successful in attracting new customers and acquiring market share. We may not be able to acquire products and technologies that will attract customers without which we cannot operate profitably.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFCANTLY IN THE PAST AND WE BELIEVE THEY WILL FLUCTUATE SIGNIFICANTLY FOR THE FORESEEABLE FUTURE. INVESTORS MAY PREFER STABLE AND PREDICTIBLE OPERATING RESULTS AND MAY SELL OUR STOCK IF OUR OPERATING RESULTS CONTINUE TO FLUCTUATE OR DO NOT MEET THEIR EXPECTATIONS FOR GROWTH. AS A RESULT YOUR INVESTMENT IN OUR STOCK MAY LOSE VALUE.

Our quarterly results of operations have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our operating expenses are based on expected future revenues and are relatively fixed in the short term. If our revenues are lower than expected, our results of operations could be lower than expected. Additionally, we are unable to forecast our future revenues with certainty because our business plan contemplates the acquisition of new enterprises, which may not occur. Many factors can cause our financial results to fluctuate, some of which are outside of our control. Quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance. In addition, during certain future periods our operating results likely will fall below the expectations of public market analysts and investors. In this event, the market price of our common stock likely would decline.

WE NEED ADDITIONAL CAPITAL TO GROW OUR BUSINESS AND IF WE DO NOT FIND SUCH CAPITAL ON ACCEPTABLE TERMS, WE WILL NOT BE ABLE TO FULLY IMPLEMENT OUR BUSINESS PLAN.

We believe we must grow our operations to generate enough revenue to cover our operating and overhead costs. Therefore, our business plan contemplates the acquisition of new enterprises. The proceeds from our existing financial arrangement may not be sufficient to fully implement our business plan.
Additionally, we may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. Accordingly, we may require additional funds to enable us to operate profitably. Such financing may not be available on terms acceptable to us. We currently have no bank borrowings or credit facilities, and we may not be able to arrange any such debt financing. Additionally, we may not be able to successfully consummate additional offerings of stock or other securities in order to meet our future capital requirements. If we cannot raise additional capital through issuing stock or bank borrowings, we may not be able to sustain or grow our business.
                                       10


TO  BECOME PROFITABLE  AND  GROW, WE MUST SUCCESSFULLY INTEGRATE NEW BUSINESSES.

Our success depends upon our ability to identify and acquire undervalued businesses. Although we have identified certain companies available for potential acquisition that are undervalued and might offer attractive business opportunities, we may not be able to negotiate profitable acquisitions. If we do make business acquisitions, we must continue to implement and improve our operational, financial and management information systems. We must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage our relationships with customers, suppliers, and other third parties. If we expand as anticipated, expansion could place a significant strain on our current services and support operations, sales and administrative personnel, capital resources, and other company resources. If we fail to effectively manage our growth, our expenses may increase which could lower our earnings or prevent us from becoming profitable. Failure to effectively manage our growth could also result in us failing to generate sufficient revenues to become profitable.

WE DEPEND ON MR. SCOTT GALLAGHER, OUR CHIEF EXECUTIVE OFFICER, AND IF HE LEAVES US, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Mr. Scott Gallagher. The loss of Mr. Gallagher's services would negatively affect our ability to implement our business plan, and, as a result, our financial condition, including our cash position, ability to obtain funding and generate revenues would be harmed. Although we intend to apply for key-man life insurance, we do not currently maintain key life insurance policies for Mr. Gallagher.

OUR STOCK PRICE IS VOLATILE AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT A PRICE HIGHER THAN WHAT YOU PAID.

The market for our common stock is highly volatile. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations. As a result, the market price of our common stock could decrease without regard to our operating performance. In addition, we believe factors such as quarterly fluctuations in our financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in our product mix and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. If our stock price fluctuates, you may not be able to sell your shares at a price higher than what you paid.

THE LIMITED TRADING VOLUME OF OUR STOCK MAY DEPRESS THE PRICE OF OUR STOCK OR CAUSE IT TO FLUCTUATE SIGNIFICANTLY.

There has been a limited public market for our common stock and an active trading market for our common stock may not develop. As a result, you may not be able to sell your common stock in short time periods, or possibly at all.

WE MUST COMPLY WITH PENNY STOCK REGULATIONS WHICH COULD EFFECT THE LIQUIDITY AND PRICE OF OUR STOCK.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's; and Provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

WE DEPEND ON THIRD PARTY VENDORS AND IF WE ARE NOT ABLE TO SECURE COST-EFFECTIVE PRODUCTS, WE MAY NOT BECOME OR REMAIN PROFITABLE.

Our performance depends on our ability to purchase products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost effective, timely manner. Some of our smaller vendors have limited resources, production capacities, and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire the products that we need in sufficient quantities or on terms that are acceptable to us in the future. As a result, we may not become profitable.

WE EARN REVENUES BASED ON AGREEMENTS WITH CELLULAR AND SATELLITE SERVICE PROVIDERS AND, IF THE CONTRACTS ARE CANCELLED, OUR REVENUES MAY DECREASE AND WE MAY NOT BECOME PROFITABLE.

We earn revenues by providing cellular and satellite activations for major wireless carriers such as Cingular, Sprint, Nextel, and GlobalStar. These agreements are partly based on geography and we signed contracts to earn revenues from activations in Florida. Our agreements may be cancelled at any time by either party. If any of our agreements are cancelled, we will not earn activations through that carrier which will cause our revenues to decrease. If we do not provide activations for a broad line of carriers, our stores will not be as competitive. As a result, our revenues may decrease and we may not become profitable.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH OTHER COMPANIES WHICH WOULD NEGATIVELY AFFECT OUR EARNINGS AND POSSIBLY CAUSE A DECLINE IN OUR STOCK.

We operate in a highly competitive environment. We principally compete with other independent retailers, privately held chains that offer a broad range of products and carrier owned and operated stores with more name recognition and brand identity than us. We believe that success in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships, and the ability to anticipate technological changes and changes in customer preferences. Additionally, we believe competition may become more intense over time due to an increasing percentage of customers that already own the products we sell. If we can not compete in our markets, we will not sell a sufficient number of products to generate enough revenues to become profitable. Additionally, our suppliers, whose products we distribute, or major cellular phone manufacturers, may acquire, startup, and or expand their own distribution systems to sell directly to commercial and retail customers which would cause us to lose revenue which could ultimately cause a decline in the value of our stock.

THE TELECOMMUNICATIONS INDUSRY IS CONSTANTLY EVOLVING AND IF THE INDUSTRY DOES NOT REMAIN AN ATTRACTIVE INVESTMENT OPPORTUNITY FOR US WE MAY HAVE TO SHIFT OUR BUSINESS PLAN WHICH COULD RESULT IN LOWER OR NO EARNINGS AND OUR STOCK PRICE COULD DECLINE.

The technology that our products rely on is constantly changing. The rapid change in technology may lead to the development of wireless telecommunications services or alternative services that consumers prefer over traditional cellular. As a result, we must continue to stay current with new technologies and offer products and services that meet customer demands. It is difficult to predict how our product line will evolve over time and what our profitability margins will be on future products. It is also difficult to predict whether consumers will purchase new products to take advantage of advancements in technology. There is uncertainty as to the extent to which airtime charges and monthly recurring charges may continue to decline. If the technology that our products rely on changes in a way that reduces customer demand for our products or reduces the profitability of our products, we may have to adjust our business plan. If we adjust our business plan, our revenues and earnings may decrease and our stock price may move lower.

WE SELL PRODUCTS THAT RELY ON THIRD PARTY NETWORKS TO OPERATE. IF ANY NETWORK DISRUPTION OCCURS, OUR REVENUES AND EARNINGS MAY DECREASE.

The products we sell rely on the efficient and uninterrupted operation of cellular and satellite networks, which are built and maintained by third parties such as Cingular and Sprint. Any failure of these cellular or satellite systems could cause our products to work poorly or not at all. A failure by these third parties to maintain their cellular and satellite systems could result in lower sales of our products which could reduce our revenues and lower our earnings. Additionally, our customers may not understand that the failure of a cellular or satellite system is due to a third party rather than our products and our reputation could be harmed. If our reputation is harmed, we may have difficulty selling our products. We may have to increase our advertising costs to repair our reputation or educate consumers. As a result, a third party failure may result in us failing to become profitable or, if we become profitable, we may not be able to sustain profitability.




ITEM  7.  FINANCIAL  STATEMENTS.

                         FTS  Group,  Inc.  and  Subsidiary
                   Index  to  Consolidated  Financial  Statements

Consolidated  financials  Statements                                  Page

Report  of  Independent  Registered  Public  Accounting  Firm          13

Report  of  Independent  Registered  Public  Accounting  Firm          13

Consolidated  Balance  Sheets  as  of  December  31,2004  and  2003    14

Consolidated  Statements  of  Operations  for  the  years  ended
December  31,  2004  and  2003                                         15

Consolidated  Statements  of  Stockholders'  Deficiency  for  the
Years  ended  December  31,2004  and  2003                             16

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
December  31,2004  and  2003                                           17

Notes  to  the  Consolidated  Financial  Statements                    18



REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To  the  Board  of  Directors  and  Stockholders,
FTS  Group,  Inc.

We have audited the accompanying consolidated balance sheet of FTS Group, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTS Group, Inc. and subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 3 to the consolidated financial statements, the Company has a working capital deficit of $472,862 and a stockholders' deficit of $421,811 as of December 31,2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  WithumSmith+Brown,  P.C.
Princeton,  New  Jersey
March  7,  2005, except for note 15 which is dated March 31, 2005




REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  R.  E.  Bassie  &  Co.
Houston,  Texas
April 2,2004

                                    FTS GROUP, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 2004 AND 2003

                                                                    2004          2003
                                                             ------------  ------------
ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     7,949   $     6,887
  Accounts receivable                                             87,485         3,905
  Inventory . . . . . . . . . . . . . . . . . . . . . . . .       44,998         7,759
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . . .       35,430         1,512
                                                             ------------  ------------
      Total current assets. . . . . . . . . . . . . . . . .      175,862        20,063
                                                             ------------  ------------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . .      124,555        50,577
                                                             ------------  ------------

OTHER ASSETS
  Investment in private entity. . . . . . . . . . . . . . .        7,500        15,000
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . .       19,489        17,650
                                                             ------------  ------------
      Total other assets. . . . . . . . . . . . . . . . . .       26,989        32,650
                                                             ------------  ------------


                                                             $   327,406   $   103,290
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . . . . . .  $   259,723   $   229,862
  Notes payable - individuals . . . . . . . . . . . . . . .       37,250             -
  Notes payable related parties, net of debt discount
  49,931 and $0 at December 31,2004 and 2003, respectively       111,751        29,416
  Note payable-Dutchess Advisors . . . . . . . . . . . . .       240,000             -
                                                             ------------  ------------
      Total current liabilities . . . . . . . . . . . . . .      648,724       259,278
                                                             ------------  ------------
CONVERTIBLE DEBENTURES. . . . . . . . . . . .  . . . . . .       100,493       450,586
                                                             ------------  ------------

STOCKHOLDERS' DEFICIT
  10% Convertible preferred stock, Series A, $0.01 par
    value, 150,000 shares authorized, 0 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . .            -             -
  Preferred stock, $0.01 par value, 4,850,000 undesignated
    shares authorized, none issued. . . . . . . . . . . . . .          -             -
  Common stock, $0.001 par value, 150,000,000 shares
    authorized, 37,882,183 and 18,141,564
    shares issued and outstanding at December 31, 2004
    and 2003                                                      37,882        18,142
  Additional paid in capital. . . . . . . . . . . . . . . .    7,848,833     5,465,030
  Accumulated deficit . . . . . . . . . . . . . . . . . .     (8,308,526)   (5,943,196)
  Deferred compensation                                                -      (146,550)
                                                             ------------  ------------
      Total stockholders' deficit . . . . . . . . . . . .       (421,811)     (606,574)
                                                             ------------  ------------

                                                             $   327,406   $   103,290
                                                             ============  ============
See accompanying notes to consolidated financial statements

                                 FTS GROUP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                          2004          2003
                                                   ------------  ------------


 REVENUES
   Sales, Net . . . . . . . . . . . . . . . . . .   $  712,282   $   108,655


 COST OF GOODS SOLD . . . . . . . . . . . . . . .      521,660        90,058
                                                   ------------  ------------
 GROSS PROFIT . . . . . . . . . . . . . . . . . .      190,622        18,597
                                                   ------------  ------------

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses.    2,191,837       844,117
                                                   ------------  ------------
                                                     2,191,837       844,117
                                                   ------------  ------------

 LOSS FROM OPERATIONS . . . . . . . . . . . . . .   (2,001,215)     (825,520)
                                                   ------------  ------------

OTHER INCOME (EXPENSE)
  Impairment of long-lived assets                      (107,000)           -
  Interest Expense . . . . . . . . . . . . . . . .     (212,638)     (48,121)
                                                   ------------  ------------
                                                       (319,638)     (48,121)
                                                   ------------  ------------

NET LOSS FROM OPERATIONS. . . . . . . . . . . . .   (2,320,853)     (873,641)

UNREALIZED LOSS ON INVESTMENT . . . . . . . . . .       (7,500)            -
                                                   ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . .  $(2,328,353)  $  (873,641)
                                                   ============  ============


PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED) . . . . . . . . . . . . . .   27,459,250    17,388,519
                                                   ============  ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED) . .  $     (0.08)  $     (0.05)
                                                   ============  ============
See accompanying notes to consolidated financial statements


FTS GROUP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                               Preferred                Total      Additional
                  Preferred    Stock        Common      common     Paid-In     Deferred       Accumulated    Stockholders'
                  Shares       Amount       Shares      Amount    Capital     Compensation    Deficit        Deficit
                  -----------  -----------  ----------  --------  ----------  --------------  -------------  ---------------
BALANCE. . . . .      50,000       $50,000   15,530,240  $ 15,530  $4,956,942  $     (60,000)  $ (5,069,555)  $     (107,083)
DECEMBER 31,2002

Issuance
of common
shares for cash           -            -      540,000       540      43,460              -               -           44,000

Issuance
of common
shares
for services. .           -            -     1,630,000     1,630     342,070         (86,550)            -           257,150

Conversion
of debentures
into shares of
common stock . .          -            -        91,324        92       9,908              -              -            10,000

Issuance of
common shares
for acquisition
 of assets . . .          -            -       300,000       300      62,700              -              -             63,000

Conversion
of preferred
stock into
common shares .     (50,000)     (50,000)      50,000        50       49,950              -              -             -

Net loss . . . .          -             -           -          -          -               -        (873,641)         (873,641)
                  -----------  -----------  ----------    ------   ---------         --------    ----------         ----------
BALANCE. . . . .           -            -   18,141,564    18,142   5,465,030        (146,550)    (5,943,196)         (606,574)
DECEMBER 31,2003

Issuance
 of common
 shares for cash           -            -    6,000,000     6,000      411,341              -             -            417,341

Issuance
of common
shares
for services . .           -            -    7,994,720     7,994     1,212,207              -            -           1,220,201

Conversion
of debentures
into shares of
common stock . .           -            -    3,570,030      3,570      346,521              -            -             350,091

Issuance of
common shares
for acquisition
of assets. . . .           -            -       30,000         30        2,070              -            -               2,100

Issuance of
common shares
through
equity line. . .           -             -   2,145,869      2,146      374,687              -            -             376,833

Issuance of
Stock warrants as
Dividends on common
shares .                   -             -          -           -       36,977              -      (36,977)                  -

Amortization of
Deferred Compensation      -             -          -           -            -        146,550            -             146,550

Net loss . . . .           -             -          -           -            -             -    (2,328,353)         (2,328,353)
                  -----------  -----------  ----------  ---------   ----------  --------------  -------------  -----------------
BALANCE
DECEMBER 31,2004           -   $         -  37,882,183  $ 37,882    $7,848,833  $          -   $(8,308,526)    $      (421,811)
                  ===========  =========== ===========  ========    ==========  ============== ==============  =================
See accompanying notes to consolidated financial statements



                         FTS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                           2004        2003
                                                        ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss . . . . . . . . . . . . . . . . . . . . . .  $ (2,328,353)  $(873,641)
  Adjustments to reconcile net income to net cash
    Used in operating activities
      Depreciation and amortization. . . . . . . . . .        15,851       7,270
      Impairment of long-lived assets. . . . . . . . .       107,000           -
      Issuance of common shares for services . . . . .     1,220,201     342,070
      Unrealized loss on investment in private entity.         7,500           -
      Decrease in deferred compensation . . . . . . .        146,550           -
      Amortization of debt discount . . . . . . . . .         98,107           -
      Changes in operating asset and liabilities
        Increase in accounts receivable . . . . . . .        (83,580)     (3,905)
        Increase in inventories . . . . . . . . . . .        (37,239)     (7,759)
        Increase  in prepaid expenses          . . . .       (33,918)     (1,512)
        Increase in other assets . . . . . . . . . . .        (1,839)     (5,750)
        (Decrease)Increase accounts payable
          and accrued expenses . . . . . . . . . . . .       (24,904)      2,248
                                                        ------------  ----------

  Net cash used in operating activities. . . . . . . .      (914,674)   (540,979)
                                                        ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . .      (194,729)          -
  Investment in stock of private entity. . . . . . . .             -     (15,000)
  Investment in leasehold rights . . . . . . . . . . .             -     (11,000)
                                                        ------------  ----------

  Net cash used in investing activities.                    (194,729)    (26,000)
                                                         ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in amounts due to related parties  . . . .        140,235     117,147
  Proceeds for stock to be issued                             54,765          -
  Repayment of loans from related parties. . . . . . .       (99,974)         -
  Proceeds from issuance of stock. . . . . . . . . . .       417,341      44,000
  Proceeds from sale of debentures . . . . . . . . . .            -      412,500
  Proceeds from stock issued under equity line. . . .        376,833           -
  Proceeds from note payable Dutchess Advisors . . . .       450,500           -
  Repayments to note payable Dutchess Advisors . . . .      (266,485)          -
  Proceeds from notes payable from individuals . . . .        98,250           -
  Repayment of notes payable from individuals. . . . .       (61,000)          -
                                                        ------------  ----------

  Net cash provided by financing activities. . . . . .     1,110,465     573,647
                                                        ------------  ----------

Net increase in cash. . . . . . . . . . . . . . . . .          1,062       6,668

Cash, beginning of year. . . . . . . . . . . . . . . .         6,887         219
                                                        ------------  ----------

Cash, end of year. . . . . . . . . . . . . . . . . . .  $      7,949   $   6,887
                                                        ============  ==========


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
                                                                           2004      2003

Cash paid during the year for:
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .  $188,344   $ 48,121
                                                                          =========   ========

SUPPLEMENTARY DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in exchange for convertible debentures . . . . . . . . . . .  $350,091    $10,000
                                                                          =========   ========

Stock issued in exchange for acquisition of assets . . . . . . . . . . . . $  2,100   $ 63,000
                                                                          =========   ========



See accompanying notes to consolidated financial statements


                                 FTS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



NOTE  1          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
                 ----------------------------------------------

NATURE  OF  OPERATIONS
----------------------

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

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: FTS Wireless, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

     BASIS  OF  PRESENTATION
     -----------------------

The accompanying financial statements have been prepared in accordance with Accounting Principles Generally Accepted ("GAAP") in the United States of America and with the instructions to Form 10-KSB.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The Company considers its calculation for the reserve for charge-backs to be a significant estimate and it is reasonably possible that this estimate could change in the near term.

INVENTORIES

Inventories, which consist of cellular phones and related accessories, are stated at the lower of cost (determined on a first in first out method) or market value.

PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense when incurred; major renewals and betterment are capitalized. When property or equipment is sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in the results of operations. Depreciation is calculated using the straight line method over the estimated useful lives of the respective assets ranging from three to five years.

DEBT DISCOUNT

Costs incurred with parties who are providing actual financing, which include the value of loan premiums and stock are reflected as debt discount. These discounts are generally amortized over the life of the related debt. Amortization expense related to these discounts approximated $98,000 and $0 for the years ended December 31, 2004 and 2003, respectively.

FINANCIAL  INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable,accrued expenses and notes payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company reviews its long-lived assets including property and equipment and its identifiable intangible assets subject to amortization whenever current events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of that long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived assets fair value.

NET  LOSS  PER  COMMON  SHARE

Basic net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding for the years ended
December 31,2004 and 2003, the effect of including common stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of the net loss per share. As a result, basic net loss per share is the same as diluted net loss per share for the years ended December 31,2004 and 2003.

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

REVENUE  RECOGNITION

Net revenues from product sales are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in the cost of sales. The Company also recognizes revenue from the sale and activation of wireless handsets at the time of activation or sale.

ACCOUNTS  RECEIVABLE

Accounts receivable are uncollateralized customer obligations due under the normal trade terms requiring payment within 45 days, depending on contractual terms. Customer account balances with invoices dated over 90 days old are considered delinquent. Unpaid accounts do not bear interest. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or if unspecified, are applied to the earliest unpaid balance.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimates of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from the invoice date and based on an assessment of current credit worthiness estimates the portion, if any, of the balance that will not be collected.

Income  Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and the tax basis of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. The measurement of the deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in the period that such rate changes are enacted.

RECLASSIFICATIONS

Certain amounts contained in the 2003 consolidated financial statements have been reclassified in order to conform with the 2004 presentation.

ADVERTISTING  COSTS

The cost of advertising is expensed as incurred. Advertising expense charged to operations was $17,792 and $11,385 for the years ended December 31, 2004 and 2003, respectively.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123R "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. SFAS 123R, replaces SFAS 123, Accounting for Stock Based Compensation and Supercedes APB opinion No.25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business Filers. The adoption of SFAS 123 (R) is not expected to have a material effect on our financial position or operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29." The guidance in Accounting
Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be applied prospectively to nonmonetary asset exchange transactions in fiscal year 2006. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.


In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities", and interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements." FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN No. 46 ("FIN No.
46(R)"). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) have been applied on March 31, 2004. The Company determined the adoption of FIN 46(R) did not have a material effect on its financial position or results of operations.


NOTE  2          PROPERTY  AND  EQUIPMENT
                 ------------------------

          Property  and  equipment are as follows at December 31, 2004 and 2003:




                                                                                                    2004       2003
                                                                                                  -------    -------
    Office furniture, fixtures and equipment                                                      $71,333    $58,504
    Construction in progress                                                                      $77,000         -
                                                                                                  -------    -------

                                                                                                  $148,333   $58,504


    Less: accumulated depreciation                                                                 (23,778)  (7,927)
                                                                                                  --------   -------

        Net property and equipment                                                                $124,555   $50,577
                                                                                                  ========   =======

    Depreciation expense was $15,851 and $7,270 for the years ended December 31, 2004 and 2003, respectively




         NOTE  3  GOING  CONCERN
                  ---------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At December 31, 2004 the Company had a working capital deficit of $472,862 and a Stockholders' deficit of $421,811. Also the Company incurred a net loss of $2,328,353 in 2004.These financial conditions of the Company raise substantial doubt about its ability to continue as a going concern. As part of management's plans, management is seeking to raise additional capital to execute its business plans.

The Company will have to raise additional funds, either through debt or equity offerings, in order to implement its business expansion and acquisition strategies. The Company has engaged professional advisors for this purpose. There can be no assurance that the Company will be successful in its attempts to raise additional capital and become profitable or maintain itself as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

          NOTE  4  NOTES PAYABLE RELATED PARTIES
                   ----------------------------

During the year ended December 31, 2004 the Company borrowed $195,000 from two of its officers and directors with an interest rate of 8% per annum and due in June and September of 2005. Two of the notes carried a 20% premium in the aggregate amount of $37,240. The funds were primarily used to fund acquisitions and to repay loans from Dutchess Private Equities Fund II,LP.

The two notes also included a stipulation that the related parties would receive 932,000 of common stock as an inducement to provide the financing.

Proceeds in the amount of $186,200 borrowed from two of its officers have been allocated $131,435 to notes payable and $54,765 to the value of the common stock to be issued to the individuals based on their relative fair values. The difference between the amount to be repaid aggregating $223,440 and the $131,435 represents a debt discount in the amount of $92,005 which was recorded by the Company. This amount is being amortized over the life of the loans. For the year ended December 31, 2004, the Company has amortized $42,073 leaving an unamortized debt discount of $49,931 at December 31, 2004.


         NOTE  5          FINANCING  ACTIVITIES
                          ---------------------

During the year ended December 31, 2004 the Company issued approximately 3,570,030 shares to Dutchess Private Equities Fund, LP to reduce its balance by $350,091. At December 31, 2004 the outstanding unconverted debenture totaled $100,493, which has since been converted into approximately 1,004,930 shares of stock of Dutchess.

During the year ended December 31, 2004 the Company raised $376,833 through he issuance of 2,145,869 shares to Dutchess Private Equities Fund, LP under its Equity Line of Credit. Funds raised from the Equity Line are priced at approximately 93% of the three-day average of the lowest three out of five days subsequent to a put for funds. 15,000,000 shares were registered under SEC Form SB-2 during the first quarter of 2004. 12,850,131 shares were still available to the Company as of December 31,2004.

During the year ended December 31, 2004, the Company sold 6,000,000 shares of restricted common stock to accredited investors at an average price of $.08 per share. A group of accredited investors mentioned above owning 4,750,000 shares also acquired the right to purchase 4,750,000 additional shares at $.08 referred to as "Green Shoe" or "B" Warrants. In addition these investors were granted "A" warrants expiring in 2008 to purchase 4,750,000 additional shares at $.12. As of December 31,2004 no Green Shoes warrants or three year warrants have been exercised. The 4,750,000 shares have "piggy-back" registration rights as set forth in the subscription agreement. A placement agent fee of 10% plus 3% expenses was paid to Westor Online who served as the placement agent in connection with this financing.

          NOTE  6     Impairment  of  long-lived  assets
                      ----------------------------------

When the Company completed its impairment testing, it determined that the value of assets acquired related to certain store locations were impaired in the amount of $107,000.

          NOTE  7     NOTES  PAYABLE  -  INDIVIDUALS
                     ------------------------------
In 2004 the Company borrowed approximately $98,250 from several private investors at an annual interest rate of 8%. One note in the aggregate amount of $84,000 carried a 20% premium to the face value, which has been charged to interest expense in 2004, and is due in June and September of 2005.

          NOTE  8     NOTE  PAYABLE  -  DUTCHESS  PRIVATE  EQUITIES  FUND
                      ---------------------------------------------------

The Company signed a short-term note payable to Dutchess Equities Fund, II L.P. in the amount of $240,000 which was due December 27, 2004. The loan bears interest at a rate of 12% per annum, it includes a 20% premium and it includes a 10% penalty for failure to pay by the due date. The premium in the amount of $40,000 has been charged to the interest expense for 2004 The loan was not paid back timely; hence, the penalty was assessed.

The note contained a stipulation that the Company would deliver 250,000 shares of common stock to Dutchess as inducement for entering into the financing.

The Company has recorded a debt discount in the amount of $56,000 relating to this loan. For the year ended December 31,2004, the Company amortized the entire $56,000 debt discount.

During the year ended December 31, 2004 the Company also borrowed, under several short term loan agreements, $210,500 from Dutchess Private Equities Fund bearing an interest rate of 12%.The entire balance was repaid during 2004.

          NOTE  9     EQUITY  LINE  OF  CREDIT
                       ------------------------

The Company entered into an investment agreement in 2004 for an equity line of credit with Dutchess Private Equities Fund. The agreement provides for a maximum of $6,000,000 with 15,000,000 shares of common stock registered and available to repay credit line advances. Shares are convertible based on 93% of the three-day average of the lowest three out of five days subsequent to a put for funds. At December 31,2004 12,854,131 shares were available under the terms of the equity line agreement. During 2004 the Company raised $376,833 from the equity line of credit.

          NOTE  10     COMMITMENTS  AND  CONTINGENCIES
                       -------------------------------

The Company leases real property for its seven retail locations. Five of the locations have lease terms ranging from six months to three years while two locations are on a month-to-month basis.

    Future  minimum  payments  due  on the non-cancelable leases are as follows:



Fiscal Year            Annual
  Ending               Payments
-----------            ---------

  2005                 $ 113,145
  2006                    95,439
  2007                    53,807
  2008                       633
                       ---------
Total                  $263,025
                       =========

Rent expense was $135,447 and $110,447 for the years ended December 31, 2004 and 2003, respectively.

The Company did not have liability and workers compensation insurance for the year ended December 31,2004. The Company is currently negotiating renewals of its liability insurance commitments and worker's compensation policies and anticipates securing the necessary policies.

NOTE  11   CONCENTRATIONS OF CREDIT RISK

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 90% of their telephone supplies from two vendors. Additionally, these same two vendors are also major customers of the Company who provide over 60% of revenue.

NOTE  12     CONVERTIBLE  DEBENTURES

During February 2003 the Company completed an additional debenture offering. Pursuant to a subscription agreement with Dutchess Private Equities Fund, LP ("Dutchess") the Company received $212,500 from the sale of 6% secured convertible debentures. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the Company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The Company has registered the underlying shares.on Form SB-2 . As of December 31, 2004 and 2003 the amount of debentures outstanding was $100,493 and $450,586, respectively. During 2004 Dutchess converted $350,093 worth of debentures into 3,570,030 shares of stock.

NOTE  13     CAPITAL  STOCK  AND  STOCK  OPTIONS

The Company has authorized 155,000,000 shares of stock, of which 150,000,000 shares are $.001 par value common stock and 5,000,000 shares are $.01 par value preferred stock. The Board of Directors is authorized to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of those shares.

In April 1998 the Company authorized the issuance of 150,000 shares of Series A Voting Convertible Cumulative Preferred Stock for $1 per share. At December 31, 2004 no Series A Preferred shares are currently issued or outstanding.

During July 2003, the Company filed Form SB-2 Registration Statement with the Securities and Exchange Commission to register 5,600,000 shares of common stock. In conjunction with this registration statement the Company incurred legal and accounting costs of approximately $35,000. The SB-2 Registration statement was declared effective by the Securities and Exchange Commission in October of 2003.

During July of 2004, the Board of Directors declared a 10% warrant dividend for stockholders of record August 27, 2004. The warrant was a three year warrant giving each record holder the right to purchase one additional restricted share of common stock for every ten shares owned at a fixed price of $.25. The Company has not registered any shares in relation to this dividend.

During January of 2004, the Company filed Form SB-2 Registration Statement with the Securities and Exchange Commission to register 15,000,000 shares of common stock. In conjunction with this registration statement the Company incurred legal and accounting costs of approximately $25,000. The SB-2 Registration statement was declared effective by the Securities and Exchange Commission in February of 2004.

During the quarter ended March 31, 2004 the Company issued 3,785,000 shares of common stock for services pursuant to a Form S-8 registration statement. The shares were valued at their fair market value on the date it was agreed that the shares would be issued. The non-cash stock compensation expense of $643,450 has been charged to operations during the period and reported under SG&A.

During the quarter ended June 30, 2004, the Company issued 2,122,247 shares of restricted common stock for compensation and consulting services valued at $297,900.


During the quarter ended September 30, 2004, the Company issued 1,153,500 shares of restricted common stock for consulting services valued at $173,000.

During the quarter ended December 31,2004 the Company issued 933,973 shares of restricted common stock for consulting services valued at $105,851.

For the period ended December 31, 2003, the Company issued 1,630,000 shares of stock for consulting services valued at $257,150

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the "Plan"), adopted in July 1997.For the years ended December 31,2004 and 2003 the Company has not granted any options and currently plans to cancel the plan at a time to be determined in the near future pending attorney review. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years.

The effect of applying SFAS 123 on a pro forma basis was $0 in 2004 and 2003 because all of the options were granted and fully vested prior to 2003.

Changes  in  options  outstanding  under  the  plan  are  summarized as follows:

                                         Number of shares   Weighted Average Exercise Price
                                         -----------------  -------------------------------
Outstanding at December 31, 2002. . . . .       598,000     $                       1.50
                                          ----------------  ----------------------------
Granted . . . . . . . . . . . . . . . . .                -                             -
Exercised . . . . . . . . . . . . . . . .                -                             -
Forfeited . . . . . . . . . . . . . . . .                -   $                         -
Outstanding at December 31, 2003 and 2004          598,000   $                      1.50
                                          ----------------  -----------------------------

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The following table summarizes information about fixed price stock options:

           OUTSTANDING AND EXERCISABLE
Weighted           Weighted        Weighted      Weighted
Average            Average         Average       Average
Exercise. .        Number         Contractual    Exercise
Price . . .        Outstanding       Life          Price
===========        -----------   --------------   --------
0.81-1.38            4,000         6.1 years     $ 1.14
1.50- 2.75         594,000         6.7 years     $ 1.50
-----------        -----------   --------------   --------

The following details the warrants outstanding as of December 31, 2004 and 2003:

                                                     2004        2004               2003       2003
                                                   Underlying  Exercise           Underlying   Exercise
                                                   Shares      Price             Shares        Price
                                                   ==========  =========         ==========   =========
Warrants issued during 2000                         1,036,000    $ 1.50           1,036,000    $ 1.50
Warrants issued during 2004 (10% Warrant Div)       3,000,000    $  .25                   -         -
Warrants issued during 2004 (A and B Warrants)      9,500,000    $.08/$.12                -         -
                                                    ---------- ---------          ----------  ---------

During the year ended December 31, 2004 the Company declared a dividend and agreed to issue 3,000,000 three year warrants with an exercise price of $.25 to stockholders of record on August 27, 2004. If fully exercised the Company would receive gross proceeds of approximately $750,000 before fees and expenses. As of December 31,2004 no warrants have been exercised. The Company also issued two classes of warrants in conjunction with private placements closed during 2004, the Company issued 4,750,000 "Green Shoe" or "B" warrants priced at $.08 expiring 180 days from the effective date of an SB-2 registration statement. The Company issued 4,750,000 "A" warrants priced at $.12 expiring in 2008. If fully exercised the company would receive gross proceeds of approximately $950,000 before fees and expenses. As of December 31,2004 no warrants have been exercised.


NOTE 14    INCOME TAXES
           ------------

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the enacted tax rates that will be in effect when the differences are expected to reverse.

Reconciliation of the federal statutory income tax rate of 34% to the effective rate is as follows:



                                                               December 31
                                                              =============
                                                             2004         2003
                                                            ------       ------
Tax provision at the federal statutory income tax rate    ($792,000)    (297,000)

Valuation allowance                                        $792,000      297,000
                                                           --------      --------
Actual Tax provision                                       $     -       $     -

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                          December 31
                                          =============
Reconciling items: . . . . . . .        2004            2003
                                       -------          ------
Net operating loss carryforward:    $2,585,000       $1,793,000

Less valuation allowance . . . . .  (2,585,000)      (1,793,000)
                                    -----------      -----------
Net deferred tax asset . . . . .    $      -         $      -
                                    ----------       ----------

The net operating loss carryforwards of approximately $6,700,000 will expire through 2023.


NOTE  15          SUBSEQUENT  EVENTS
                 ------------------

Subsequent to December 31, 2004 the Company fully extinguished its convertible debenture with Dutchess Private Equities Fund, LP by issuing approximately 772,086 shares of its stock under terms of its convertible debenture.

In March the Company closed an additional financing of approximately $777,000 by issuing 9,375,000 shares valued at $.08 to a group of accredited investors. In accordance with the subscription agreement the investors will receive two classes, A and B warrants for each share purchased. The warrants are priced at $.08 and $.12. The Company filed the terms and conditions of the financing, including registration rights in March of 2005 on Form 8K. Funds have been and will continue to be used to reduce debt, fund future acquisitions and for general working capital purposes. During the period the Company closed a private placement of shares valued at $.08 to an accredited investor by issuing
1,300,000  restricted  shares.

During the period ended March 31, 2005 2,085,426 shares were issued under our Equity line of credit for proceeds of $292,000.

During 2005 all related party Notes have been paid in full.

During 2005 all notes payable to individuals  were  paid  in  full.

During the period ended March 31, 2005 the Company delivered 500,000 shares to Dutchess Private Equities Fund, per a note agreement entered into during the period ended December 31, 2004.

During the period ended March 31, 2005 the Company issued 2,030,000 for consulting services. These agreement were filed in an S-8 during January of 2005.

During the period ended March 31, 2005 the Company issued 932,500 shares to two officers of the Company relating to note agreements entered into during 2004.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in accountants were previously reported on Form 8-K.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this Annual Report on Form 10-KSB. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective but may not continue to be effective as the Company grows. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer will accelerate plans to implement additional operating and financial reporting controls and procedures to ensure that information in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year covered by this Annual Report on Form 10-KSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B.  OTHER  INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following individuals presently serve as officers and directors of the Company.


Name                     Age            Position
---------------------     -----         -----------
Scott Gallagher           38           Chairman  of  the  Board of Directors,
                                       Chief  Executive  Officer and President

Linda Ehlen               55           Director, Chief Financial Officer

David R.  Rasmussen       38           Director


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

DAVID R. RASMUSSEN. Mr. Rasmussen has served on our board of directors since February 10, 2002. Mr. Rasmussen received a Bachelor's degree in Computer Technology from Rockhurst University in Kansas City Missouri. He has been in the IT (information Technology Field) since 1992. From 1997 through 2000 he worked as a program analyst for National Association of Insurance Commissions. Since 2000, Mr. Rasmussen has served as a Project leader for ERC, Inc, a subsidiary of General Electric. In his current position he is charged with providing IT solutions that enable business to drive core processes and grow profitable relationships.

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

ITEM  10.  EXECUTIVE  COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer during the last three fiscal years. No other executive officer received compensation in excess of $100,000 during 2004. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

                           Summary Compensation Table
                                                                 Long-term
                                   Annual Compensation          Compensation
                                ---------------------------   ------------------
                                                Other Annual     Securities
Name and Position                Year  Salary   Compensation  Underlying Options
-------------------------------  ----  ------   ------------  ------------------
Scott Gallagher                  2004  $100,000(3)  $25,000
                                 2003  $100,000(2)  $25,000
                                 2002  $201,000(1)  $25,000
 Chairman of the Board and
 Chief Executive Officer

(1)In 2002, we did not pay Mr. Gallagher in cash. Instead, we paid him 1,200,000 shares of stock valued at $120,000 pursuant to his employment contract. In addition we paid him 1,145,833 shares that were converted into $75,000 and applied to his salary and 75,000 shares as board compensation valued at $6,000. At the end of the year, Mr. Gallagher had $45,000 in unpaid accrued salary and bonuses. In 2003, the accrued amounts were converted into common shares at the prevailing market rate. Mr. Gallaghers contract includes an annual bonus of at least $25,000

(2)In 2003, Mr. Gallagher was issued 1,000,000 common shares in lieu of cash. Mr. Gallaghers' contract includes an annual bonus of at least $25,000

(3)In 2004, Mr. Gallagher was issued 625,000 restricted common shares in lieu of cash. Mr. Gallaghers' annual bonus for 2004 was $25,000

COMPENSATION  AGREEMENTS
------------------------

We  do  not  currently  have   employment agreements with any of our executive
officers.

Directors may be compensated $2,000 per quarter at our discretion.

We did not grant stock options in 2003 or 2004. Additionally, no stock options were exercised by any of the named executive officers in 2003 or 2004.

AUDIT  COMMITTEE

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee. Linda Ehlen, a Director and our Chief Financial Officer, qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission. We employee an outside firm to advise and consult management and the board on all matters relating to our financial statements.

COMPLIANCE  WITH  SECTION  16(A).

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2004, we believe Forms 3, 4 or 5 were timely filed.

CODE OF ETHICS
We have adopted a Code of Ethics. A copy of our Code of Ethics was filed with our Form 10-KSB for the period ending December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The shareholders listed below have sole voting and investment power. The address of each of the beneficial owners is 7610 West Hillsborough Ave. Tampa, Fl. 33615, unless otherwise indicated. All ownership of securities is direct ownership unless otherwise indicated.

Name                                   Shares                 Voting  Securities (1)
---------------------------------      ----------             -----------------

Scott  Gallagher                        6,614,951                 12.0%

Linda  Ehlen                              729,916                  1.3%

David  R.  Rasmussen                      125,000                   *

All  Officers  and  Directors
as  a  Group  (3  persons)              7,469,867                 13.6%

LeRoy  Landhuis(2)                      6,793,471                 12.3%
212  N.  Wahsatch  Avenue,
Suite  301
Colorado  Springs,  CO  80903
-----------------------------

 *   Represents  less  than  one  percent  of  the  Company's  shares  outstanding.

(1)  Based on 54,877,195 shares of our common stock outstanding as of March 31, 2005.

(2) Includes warrants for 1,036,000 shares of common stock with an exercise price of $1.50 per share and expiring on April 19, 2010.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

During June 2004, we entered into a note agreement with our Chief Financial Officer, Linda Ehlen. Ms. Ehlen extended a loan to us in the amount of $61,200 bearing an interest amount of 8% per annum and a face amount premium of 20%. Ms. Ehlen was issued 307,000 shares of restricted stock relating to the loan agreement. In September 2004, our Chief Executive Officer, Scott Gallagher, entered into a note agreement. Mr. Gallagher extended us loans in the amount of $133,800 one note bears an interest rate of 8% per annum and a face amount premium of 20%. Mr. Gallagher was issued 625,000 restricted shares relating to the $125,000 loan agreement.

ITEM  13.  EXHIBITS.

3.1 Articles of Incorporation filed June 30, 1997 (included as exhibit 2.1 to the Form 10-SB dated August 24, 1998 and incorporated herein by reference).

3.2 Articles of Amendment of the Articles of Incorporation, filed April 15, 1998 (included as exhibit 2.2 to the Form 10-SB dated August 24, 1998 and incorporated herein by reference).

3.3 Articles of Amendment of the Articles of Incorporation, filed August 23, 2000 (included as exhibit 3.3 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference).

3.4 Bylaws (included as exhibit 2.3 to the Form 10-SB dated August 24, 1998 and incorporated herein by reference).

3.5 Articles of Incorporation, dated December 23, 2003 (filed as Attachment B to the Registrant's Definitive Proxy on Form DEF 14A filed on January 9, 2004 and incorporated herein by reference).

3.6 Bylaws (filed as Attachment C to the Registrant's Definitive Proxy on Form DEF 14A filed on January 9, 2004 and incorporated herein by reference).

4.1 Form of Certificate for Common Shares (included as exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated herein by this reference).

10.1 Subscription Agreement between the Registrant and Dutchess Private Equities Fund, LP (included as exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference).

10.2 Debenture Agreement between the Registrant and Dutchess Private Equities Fund, LP (included as exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference).

10.3 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP (included as exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference).

10.4 Escrow Agreement between the Registrant and Dutchess Private Equities Fund, LP (included as exhibit 10.4 to the Registrant's Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference).

10.5 Debenture Exchange Agreement between the Registrant and Dutchess Private Equities Fund, LP (included as exhibit 10.5 to the Registrant's Current Report on Form 8-K, dated February 24, 2003 and incorporated herein by reference).

10.6 Addendum to the Subscription Agreement, dated July 21, 2003, between the Registrant and Dutchess Private Equities Fund, LP (included as Exhibit 10.1 to the Registrant's Current report on form 8-K dated July 22, 2003 and incorporated herein by reference).

10.7 Amended Debenture between the Registrant and Dutchess Private Equities Fund, LP (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated July 22, 2003 and incorporated by reference).

10.8 Memorandum of Understanding between the Registrant and Malsha Imports, Inc., dated February 28, 2003 (included as Exhibit 10.11 to the Registrant's SB-2/A filed on September 15, 2003 and incorporated herein by reference).

10.9 Confidentiality and No Conflict Agreement between the Registrant and American Connections, LLC, dated February 28, 2003 (included as Exhibit 10.12 to the Registrant's SB-2/A filed on September 15, 2003 and incorporated herein by reference).

10.10 Authorized Subcontractor Agreement between the Registrant and American Connections, LLC, dated February 28, 2003 (included as Exhibit 10.13 to the Registrant's SB-2/A filed on September 15, 2003 and incorporated herein by reference).

10.11 Lease Agreement between the Registrant and American Connections Florida, LLC, dated May 22, 2003 (included as Exhibit 10.14 to the Registrant's SB-2/A filed on September 15, 2003 and incorporated herein by reference).

10.12 Investment Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 9, 2004 (filed as exhibit 10.15 to the Registrant's SB-2 filed on January 28, 2004 and incorporated herein by reference).

10.13 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 9, 2004 (filed as Exhibit 10.16 to the Registrant's SB-2 filed on January 28, 2004 and incorporated herein by reference).

10.14 Placement Agent Agreement between the Registrant, Dutchess Private Equities Fund, LP and Charleston Capital Securities, dated January 9, 2004 (filed as Exhibit 10.17 to the Registrant's SB-2 filed on January 28, 2004 and incorporated herein by reference).

10.15 Consulting Agreement between the Registrant and Pablo Oliva, dated November 12, 2003 (filed as exhibit 99.6 to the Registrant's S-8 filed on February 3, 2004 and incorporated herein by reference).

10.16 Compensation Agreement between the Registrant and W. Scott McBride, David Rasmussen, James H. Gilligan and Scott Gallagher, dated January 29, 2004 (filed as exhibit 99.8 to the Registrant's S-8 filed on February 3, 2004 and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-QSB, WithumSmith+Brown, P.C. entered into an annual agreement whereby we pay a fixed annual rate of $45,000 for substantially all of our annual SEC related accounting fees during 2005. For the year ending December 31, 2004 we paid approximately $13,500 to WithumSmith+Brown, P.C. in fees related to our third quarter 10-QSB filing. We paid R.E. Bassie and Co. fees of $22,500 relating to our 2003 audit and first two quarterly filings during 2004.

AUDIT-RELATED FEES

None.

TAX  FEES

For their review of tax matters, Stark Winter Schenkein & Co., LLP billed us a total of $1,250 in the fiscal year ended December 31, 2003. During 2004 the Company paid its principal accountant $0 related to tax.

OTHER FEES

Stark Winter Schenkein & Co., LLP billed us $8,235 related to a registration statement on Form SB-2 and $865 related to a proposed merger in the fiscal year ended December 31, 2003.


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FTS GROUP, INC.

                       By:  /s/  Scott  Gallagher
                           -----------------------------------------------
                           Scott  Gallagher,  Chairman  of  the  Board,
                           Chief  Executive  Officer,  President  and  Director

                             Date:  April 5, 2005
                             -------------------------------------------

                       By:  /s/  Linda  Ehlen
                           ------------------------------------------------
                           Linda Ehlen, Chief Financial Officer, Controller, Director

                             Date:  April 5, 2005
                             -------------------------------------------

                       By:  /s/  David  R.  Rasmussen
                           ------------------------------------------------
                           David  R.  Rasmussen,  Director

                             Date:  April 5, 2005
                             -------------------------------------------

