Form 10QSB
period 2005-03-31
FTS GROUP, INC.
filed 2005-05-16
CIK 1062663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                    EXCHANGE
      ACT OF 1934. FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-24829

                                 FTS GROUP, INC.
                                 ---------------

        (exact name of small business issuer as specified in its charter)


            Nevada                               84-1416864
 -----------------------------              --------------------
(State  or  Other  Jurisdiction  of           (I.R.S.  Employer
  Incorporation  or  Organization)           Identification  No.)


                7610 West Hillsborough Ave., Tampa, Florida 33615
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 600-3600
                                ---------------
                           (issuer's telephone number)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes [ X ]
No  [   ]

As of March 31, 2005, we had 54,877,195 shares of common stock, par value $0.001, outstanding.

Transitional  Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                                 FTS GROUP, INC.

                                TABLE OF CONTENTS
PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements-Unaudited.                                          3

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.        10

Item  3.  Controls  and  Procedures.                                               12


PART  II.  OTHER  INFORMATION
----------------------------
Item  1.  Legal  Proceedings.                                                      12

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds.     12

Item  3.  Defaults  Upon  Senior  Securities.                                      13

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.             13

Item  5.  Other  Information.                                                      13

Item  6.  Exhibits  and  Reports  on  Form  8-K.                                   13


                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

Consolidated  Financial  Statements (unaudited)                                  Page

Balance  Sheets  -  March  31,  2005                                                3

Statements  of  Operations                                                          3
Three  months  ended  March  31,  2005  and  2004

Statements  of  Cash  Flows
Three  months  ended  March  31,  2005  and  2004                                   4

Notes  to  Consolidated  Financial  Statements
March  31,2005  and  2004                                                           5


                         FTS GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2005
                                  (UNAUDITED)


                                                                    2005
ASSETS

CURRENT ASSETS
  Cash                                                                 736
  Accounts receivable                                              211,819
  Inventory                                                         54,134
  Prepaid Expenses                                                  27,272
                                                          -----------------
    Total current assets                                           293,961
                                                          -----------------

PROPERTY AND EQUIPMENT, NET                                        201,542
                                                          -----------------
OTHER ASSETS
  Investment in private entity                                       7,500
  Deposits                                                          20,489
                                                          -----------------
    Total other assets                                              27,989
                                                          -----------------
                                                                   523,492
                                                          =================




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            228,040
  Notes payable - individuals                                        3,250
  Notes payable  - related parties                                   1,867
  Note payable-Dutchess Private Equities Fund
   Net  of  debt  discount,  $7,516  at  March  31,2005             35,907
                                                          -----------------
    Total current liabilities                                      269,064
                                                          -----------------


STOCKHOLDERS' EQUITY
  10% Convertible preferred stock, Series A, $0.01 par
   value, 150,000 shares authorized, 0 shares issued and
   outstanding
  Preferred stock, $0.01 par value, 4,850,000
   undesignated shares authorized, none issued
  Common stock, $0.001 par value, 150,000,000 shares
   authorized, 54,877,195 issued and outstanding
   at March 31, 2005                                                54,877

  Additional paid in capital                                     9,335,064
  Accumulated deficit                                           (9,079,513)
                                                          -----------------
                                                                   310,428
  Less: Stock subscription receivable                             (56,000)
                                                          -----------------
    Total stockholders' equity                                     254,428
                                                          -----------------
                                                                   523,492
                                                          =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                FTS GROUP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                          (UNAUDITED)
                                          -----------

                                                               2005              2004
                                                              ------------  ------------

 REVENUES

   Sales , Net                                                $   303,970   $   181,335
                                                              ------------  ------------

 COST OF GOODS SOLD                                               135,518       143,134
                                                              ------------  ------------

 GROSS PROFIT                                                     168,452        38,201
                                                              ------------  ------------

 GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses                  755,327       907,906
                                                              ------------  ------------

 LOSS FROM OPERATIONS                                            (586,875)     (869,705)
                                                              ------------  ------------

OTHER INCOME (EXPENSE)

  Interest expense                                               (184,112)             -
                                                              ------------  ------------


NET LOSS                                                         (770,987)     (869,705)
                                                              ------------  ------------


PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING

  (BASIC AND DILUTED)                                          47,575,884    19,169,673
                                                              ------------  ------------

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)                 $     (0.02)  $     (0.05)
                                                              ------------  ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FTS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                                   -----------



                                                       2005        2004
                                                  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                        $(770,987)  $(869,705)
                                                  ----------  ----------
  Adjustments to reconcile net loss to net cash
     used in operating activities
      Depreciation                                    8,077       2,775
                                                  ----------  ----------
      Issuance of common shares for services        294,350     643,450
                                                  ----------  ----------
      Decrease in deferred compensation                   -      42,300
                                                  ----------  ----------
      Amortization of debt discount                 180,877           -
                                                  ----------  ----------
      Changes in operating assets and liabilities
        Increase in accounts receivable            (124,334)    (34,144)
                                                  ----------  ----------
        Increase in inventories                      (9,136)     (2,763)
                                                  ----------  ----------
        Decrease in prepaid expenses                  8,158           -
                                                  ----------  ----------
        (Increase) Decrease in other assets          (1,000)      4,005
                                                  ----------  ----------
        Increase in accounts payable
        and accrued expenses                               -           -
                                                  ----------  ----------
          and accrued expenses                       45,682     40,813
                                                  ----------  ----------

  Net cash used in operating activities            (368,313)   (173,269)
                                                  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (85,064)     (3,561)
                                                  ----------  ----------

  Net cash  used in investing activities            (85,064)     (3,561)
                                                  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loans from related parties                  -      15,403
                                                  ----------  ----------
  Repayment of loans from related parties          (159,815)          -
                                                  ----------  ----------
  Proceeds from issuance of stock                   713,460     297,142
                                                  ----------  ----------
  Repayment of convertible debenture                (26,876)   (104,139)
                                                  ----------  ----------
  Proceeds from stock issued under equity line      270,994           -
                                                  ----------  ----------
  Proceeds from Note Payable-Dutchess Private
    Equities Fund, II, LP                           500,000           -
                                                  ----------  ----------
  Repayments to Note Payable-Dutchess Private
    Equities Fund, II, LP                          (817,599)          -
                                                  ----------  ----------
  Repayments of loans from individuals              (34,000)
                                                  ----------  ----------


  Net cash provided by financing activities         446,164     208,406
                                                  ----------  ----------
Net (decrease)  increase in cash                     (7,213)     31,576

Cash, beginning of period                             7,949       6,887
                                                  ----------  ----------
Cash, end of period                               $     736   $  38,463
                                                  ----------  ----------

SUPPLEMENTARY  DISCLOSURES  OF  CASH  FLOW  INFORMATION:
--------------------------------------------------------


                                                                           2005      2004
Cash paid during the year for:
  Interest expense                                                        $33,715        -
                                                                          ------- --------



SUPPLEMENTARY DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in exchange for long-term debt                               $73,617        -
                                                                          ------- --------

Stock issued as loan inducements                                          $38,462        -
                                                                          ------- --------
Stock issued in payment of accounts payable and
accrued expenses                                                          $77,365        -
                                                                          ------- --------
Stock subscription receivable                                             $56,000        -
                                                                          ------- --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 FTS Group, Inc. and Subsidiary

                  NOTES  TO CONSOLIDATED FINANCIAL  STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE  1          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
                 ----------------------------------------------

     NATURE  OF  OPERATIONS
     ----------------------

FTS Group, Inc. (the "Company"), was incorporated under the laws of the State of Nevada. The Company is engaged in the acquisition and development of a chain of full service retail wireless stores. The Company's primary business is the marketing, sale and activation of cellular and satellite handsets, cellular accessories and other related wireless products such as Wi-Fi service and related access equipment for residential or business purposes.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: FTS Wireless, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

     BASIS  OF  PRESENTATION
     -----------------------

The accompanying unaudited interim financial statements have been prepared in accordance with Accounting Principles Generally Accepted ("GAAP")in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Results for the three months ended March 31, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

As contemplated by the Securities and Exchange Commission, these statements should be read in conjunction with consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

     USE  OF  ESTIMATES
     -----------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The Company considers its calculation for the reserve for charge-backs to be a significant estimate and it is reasonably possible that this estimate could change in the near term.

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

DEBT  DISCOUNT

Costs incurred with parties who are providing actual financing, which include the value of loan premiums and stock are reflected as debt discount. These discounts are generally amortized over the life of the related debt. Amortization expense related to these discounts approximated $181,000 and $0 for the three months ended March 31, 2005 and 2004, respectively.

FINANCIAL  INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2005 and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

NET  LOSS  PER  COMMON  SHARE

Basic net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2005 and 2004, the effect of including common stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of the net loss per share. As a result, basic net loss per share is the same as diluted net loss per share for the three months ended March 31, 2005 and 2004.

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

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the Company.

NOTE  2          GOING  CONCERN
                ---------------
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At March 31, 2005 the Company continues to incur losses. For the three months ended March 31, 2005, the Company incurred a net loss of $770,987. These financial conditions of the Company raise substantial doubt about its ability to continue as a going concern. As part of management's plans, management is seeking to raise additional capital to execute its business plans.

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

NOTE  3      PROPERTY  AND  EQUIPMENT
            ------------------------

          Property  and  equipment  are  as  follows  at  March  31,  2005:


Office furniture, fixtures and equipment       $233,397

Less: accumulated depreciation                  (31,855)
                                               --------
Net property and equipment                     $201,542
                                               ========

Depreciation expense for the three months ended March 31, 2005 and 2004 was $8,077 and $2,775 respectively.


NOTE  4          STOCK  FOR  SERVICES
                  ------------------

During January 2005, the Company issued 2,030,000 shares of common stock for services pursuant to a Form S-8 registration. The shares were valued at fair market on the date it was agreed that the shares would be issued. The non-stock compensation expense of $294,350 has been charged to operations during the period and reported under Selling, General and Administrative Expenses.

NOTE  5     FINANCING  ACTIVITIES
            ---------------------
During the three months ended March 31, 2005, the Company issued 10,675,000 shares of common stock to a group of accredited investors in private placements at an average price of $.08 per share for gross proceeds of $769,460 after 10% commission and 3% expense fee. In accordance with the subscription agreement, the investors will receive two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.08 and B warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

During the three months ended March 31, 2005, $51,017 worth of debentures was converted into 522,086 shares of stock relating to the Company's convertible debenture with Dutchess Private Equities Fund. The convertible debenture was fully extinguished during the period.

During the three months ended March 31, 2005, 2,085,426 shares of stock were issued relating to the Company's equity line of credit for proceeds of $270,994. Funds were used to repay outstanding notes.

As of March 31, 2005 there was a $56,000 receivable due from an investor relating to stock issued for the private placement. The receivable was collected in April of 2005.

NOTE  6          NOTE  PAYABLE  -  DUTCHESS  PRIVATE  EQUITIES  FUND
                  -------------------------------------------------

The Company signed a short-term note payable to Dutchess Equities Fund, II L.P. in the amount of $500,000 plus a $100,000 premium. The note, dated January 10th, 2005 matures on August 10,2005. The note bears interest at 12% per annum. The note carries certain restrictions relating to additional financing and registration rights to certain shares issued to Dutchess. As of May 5th, 2005, the note and interest have been paid in full.

The note contained a stipulation that the Company would deliver 500,000 shares of common stock with "Piggy-Back" registration rights. In addition, the Company issued 250,000 shares of restricted common stock in March 2005 relating to loan inducements for a loan in 2004.

NOTE  7               EQUITY  LINE  OF  CREDIT
                       -----------------------
The Company maintains an equity line of credit with Dutchess Private Equities Fund. The Company may cancel this line of credit at any time. The agreement provides for a maximum of $6,000,000 with 15,000,000 shares of common stock registered and available to repay credit line advances. As of March 31, 2005, 10,759,705 shares remain available under the terms of the equity line agreement. Shares are convertible based on 93% of the three day average of the lowest three out of five days subsequent to a put for funds.

NOTE  8               NOTES  PAYABLE  RELATED  PARTY AND INDIVIDUALS
                        ----------------------------

During the year ended December 31, 2004 the Company received loans from two of its officers and directors totaling $195,000 with an interest rate of 12% per annum. The funds were primarily used to finance acquisitions and to pay loans with Dutchess Private Equities Fund.

The notes contained a stipulation that each officer would receive shares of stock as an inducement to provide the financing. Combined restricted shares of 932,500 were issued to the officers and directors in March 2005.

Outstanding  Notes  Payable  at  March  31,  2005  consisted  of:

Unsecured outstanding demand note with interest at 8% per annum payable to an individual investor in the amount of $3,250.

Unsecured outstanding demand note with interest at 8% per annum payable to an officer in the amount of $1,867.

NOTE  9                        CONTINGENCIES
                             ----------------

The Company did not have liability and workers compensation insurance for the three month period ended March 31, 2005. The Company is currently negotiating renewals of its liability and workers compensation policies and anticipates securing the necessary policies.

NOTE  10                  WARRANTS  AND  OPTIONS
                       -------------------------

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the "Plan"), adopted in July 1997.For the three months ended the Company has not granted any options and currently intends to cancel the plan. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years. The effect of applying SFAS 123 on a pro forma basis was $0 in 2004 and 2003 because all of the options were granted and fully vested prior to 2003. Changes in options outstanding under the plan are summarized as follows:


                         Number of shares       Weighted Average
                                                Exercise Price
                         -----------------      ---------------
Outstanding at December
 31, 2004. . . . .          598,000              $      1.50
                         ----------------       --------------
Granted . . . . .                -                         -
Exercised . . .                  -                         -
Forfeited . . ..                 -                         -
Outstanding at March 31,
 2005 . . . .                 598,000              $      1.50
                        ---------------         --------------


The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The  following  table  summarizes  information  about fixed price stock options:

OUTSTANDING AND EXERCISABLE
Weighted         Weighted        Weighted      Weighted
Average          Average         Average       Average
Exercise         Number          Contractual   Exercise
Price            Outstanding     Life          Price
===========      -----------     ----------    --------
0.81-1.38         4,000            6.1 years    $ 1.14
1.50- 2.75      594,000            6.7 years    $ 1.50
-----------      -----------     -----------   --------

The  following  details  warrants  outstanding  as  of  March  31,  2005:

During the three months ended March 31, 2005 the Company had 3,000,000 warrants outstanding relating to a dividend declared to stockholders of record on August 27, 2004. In accordance with the subscription agreement relating to the recent private placement the Company issued the following warrants. Investors will receive two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.08 and B warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities





                                 2005       2005
                              Underlying  Exercise
                              Price        Shares
                              ==========  =========

Warrants issued during 2000    1,036,000  $    1.50
Warrants issued during 2004
(10% Warrant Div)              3,000,000  $    0.25
Warrants issued during 2004
and 2005(A and B Warrants)    28,987,500  $.08/$.12
                              ----------  ---------

NOTE  11          CONCENTRATIONS  OF  CREDIT  RISK
             -----------------------------
The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 90% of their wireless handsets and other supplies from two vendors who represent approximately 71% of accounts payable at March 31, 2005. Additionally, these same two vendors are also major customers of the Company who provide over 94% of revenue, and represent 100% of accounts receivable at March 31, 2005.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


The following discussion and analysis covers material changes in our financial condition since the year ended December 31, 2004 and a comparison of the results of operations for the three months ended March 31, 2005 and the same period in 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in our Form 10-KSB for the year ended December 31, 2004.

CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  STATEMENTS

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

OVERVIEW

We focus on developing, investing in, and acquiring cash-flow positive businesses and viable business projects primarily in the wireless and technology industries. As of the end of March 2005, we operated a total of 8 retail wireless locations; we lease four locations in Tampa, FL, one in St. Petersburg, FL, one in Brandon, FL, one in Lutz, FL, and one in Clearwater, FL.

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS:

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

Results  of  Operations

Sales revenue for the three months ended March 31, 2005 increased $122,635, or 68%, to $303,970, as compared to $181,335 for the period ended March 31, 2004. The increase in sales revenue was primarily related to the acquisition and development of new retail outlets and an increased focus on post pay wireless activations.

Even with a 68% increase in revenue, Cost of Goods Sold for the period ended March 31, 2005, decreased by $7,616 to $135,518, as compared to $143,134 for the period ended March 31, 2004. The decrease in Cost of Goods Sold is primarily due to economies of scale related to wireless handset purchasing.

Gross profits increased by $130,251 from $38,201 in 2004 to $168,452 in 2005 and as a percentage of sales increased from 21% to 55%. The increase in gross profit margins are directly attributed to the successful launch of our new wireless superstore in February. The location restructuring completed by management over the past six months resulting in the closure of three under performing locations and improved operational execution resulting in three consecutive months of increases in the sale and activation of new wireless handsets.

Selling, General and Administrative for the period ended March 31, 2005, decreased $152,579 to $755,327, as compared to $907,906 for the period ended March 31, 2004. The decrease in Selling, General and Administrative expense was due to a number of factors including, a decrease in consulting fee's, professional fee's and investor relations fee's. We anticipate further reductions in the areas mentioned above throughout 2005.

Our net loss decreased by $98,718 to $770,987 on revenue of $303,970 for the period ended March 31, 2005, as compared to a net loss of $869,705 on revenue of $181,335 for the period ended March 31, 2004. The decrease was primarily related to reduced professional fees and stock compensation expenses incurred during the period. The decrease in net loss is also attributable to the increase in revenue and related gross profit.

INTEREST  EXPENSE

Interest expense increased to $184,111 for the period ended March 31, 2005, as compared to $0 for the period ended March 31, 2004. The increase was due mainly to financing costs incurred on promissory notes.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our requirements for capital are to fund (i) sales growth, (ii) financing for possible acquisitions and, (iii) capital expenditures mainly related to store build-outs and IT system upgrades. Our primary source of financing during the three months ended March 31, 2005 included cash received from the issuance of common stock and cash flows from operations.

As of March 31, 2005, total current assets were $293,961, which consisted of $211,819 of accounts receivable, $54,134 of inventory, $27,272 of prepaid expenses and cash of $736.

As of March 31, 2005, total current liabilities were $269,064, which consisted of $228,040 of accounts payable and accrued expenses, promissory notes of $35,907 and notes payable of $5,117.

We believe that our continued existence depends on our ability to make our wireless operations profitable and our ability to raise additional capital. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern.

Financing  Activities

On March 4, 2005, we finalized a private placement in which we issued 14,493,750 shares of common stock and associated warrants for gross proceeds of $1,159,500. We agreed to file a Registration Statement with the SEC to register the resale of the shares of our common stock and the shares that may be issued if the investors exercise the warrants. The A warrants allow investors to purchase 14,493,750 shares of our common stock at an exercise price of $0.12, subject to adjustment, the A warrants expire in March 2008. The B warrants allow investors to purchase 14,493,750 shares of our common stock at an exercise price of $0.08, subject to adjustment, the B warrants expire 180 days after a Registration Statement is declared effective by the Securities and Exchange Commission. These funds were primarily used for working capital, costs related to new store openings and to reduce outstanding liabilities.

During the three months ended March 31, 2005, 522,086 shares were issued relating to our convertible debenture with Dutchess Private Equities Fund. The convertible debenture was fully extinguished during the period.

During the three months ended March 31, 2005, 2,085,426 shares were issued relating to our equity line of credit for proceeds of approximately $269,909. Funds were used to repay outstanding notes.

Subsidiary

As  of  March  31,  2005, we had one wholly-owned subsidiary, FTS Wireless, Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES.

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

Changes  in  Internal  Controls

During the period we improved our internal controls and procedures by utilizing independent financial experts on a consulting basis as a result of an evaluation completed during our 2004 audit process. We believe the changes to controls and procedures will improve the reporting process as we continue to expand operations in 2005.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We are not aware of any legal matters that could have a material impact on our business.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

RECENT  SALES  OF  SECURITIES

During the quarter ended March 31, 2005 we sold 10,675,000 shares of restricted common stock to a group of accredited investors in private placements at an average price of $.08 per share. In accordance with the terms of certain of the private placements, some investors receivedtwo classes of warrants, Series "A" and "B", for each share purchased. The A warrants allow investors to purchase 14,493,750 shares of our common stock at an exercise price of $0.12, subject to adjustment, and the A warrants expire in March 2008. The B warrants allow investors to purchase 14,493,750 shares of our common stock at an exercise price of $0.08, subject to adjustment, and the B warrants expire 180 days after a Registration Statement is declared effective by the Securities and Exchange Commission. We agreed to register the shares of common stock that we issued in the private placements and the shares of common stock that will be issued upon exercise of the warrants. We filed the terms and conditions of the financing, including registration rights, on March 24, 2005 on Form 8-K. Funds from the private placement have been and will continue to be used to reduce debt, fund future acquisitions and for general working capital purposes.

During the quarter ended March 31, 2005, we delivered 500,000 shares to Dutchess Private Equities Fund, per a note agreement entered into during the period ended December 31, 2004.

During the quarter ended March 31, 2005, we issued 932,500 shares to two officers of our officers relating to note agreements entered into during 2004.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act. Alternatively, these issuance's of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

NUMBER          DESCRIPTION  OF  EXHIBIT

3.1 Articles of Incorporation dated December 23, 2003 (filed as Attachment B to the Registrant's Definitive Proxy on Schedule 14A filed on January 9, 2004 and incorporated herein by reference).

3.2  Bylaws  (filed  as  Attachment  C  to  the Registrant's Definitive Proxy on
Schedule  14A  filed  on  January 9, 2004 and incorporated herein by reference).

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


                                       FTS  GROUP,  INC.



Date:  May  16th,  2005             By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher
                                       Chief  Executive  Officer

                                       By:  /s/  Linda  Ehlen
                                       -------------------------------
                                       Linda  Ehlen
                                       Chief  Financial  Officer  and
                                       Principal  Accounting  Officer