Form 10KSB/A
period 2004-12-31
FTS GROUP, INC.
filed 2005-07-18
CIK 1062663

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

                                 FTS GROUP, INC.
                                   FORM 10-KSB


                                TABLE  OF  CONTENTS

PART  I                                                                PAGE  NO.

ITEM  1.  DESCRIPTION OF BUSINESS.                                             2
ITEM  2.  DESCRIPTION OF PROPERTY.                                             4
ITEM  3.  LEGAL PROCEEDINGS.                                                   5
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 5

PART  II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.            5
ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.           6
ITEM  7.  FINANCIAL STATEMENTS.                                               11
ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
         FINANCIAL  DISCLOSURE.                                               23
ITEM  8A. CONTROLS AND PROCEDURES.                                            23
ITEM  8B. OTHER INFORMATION.                                                  24

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT.                  24
ITEM  10. EXECUTIVE COMPENSATION.                                             25
ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
         AND  RELATED STOCKHOLDER MATTERS.                                    26
ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                     26
ITEM  13. EXHIBITS.                                                           26
ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                             28

                                        1

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

                                        2

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

LARGE  NATIONAL  RETAILERS

We  compete  against  large  national  retailers  including:

-  Radio  Shack;
-  Best  Buy;
-  Staples;  and
-  Office  Depot.

                                        3
These retailers promote wireless-boxed products with limited customer support. We believe we offer a higher level of customer service and product knowledge to our customers as compared to large national retailers. We also believe our customer service is superior because we focus only on wireless products and services, which are only a part of the business of the above-mentioned retailers. However, due to scale of purchasing power, number of locations and advertising budgets, large national retailers can sometimes offer discounts superior to ours.

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

                                        4

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




                                        5
- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

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





                                        6
FINANCING

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

                                        7

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


                                        8
Our audited financial statements for the fiscal year ended December 31, 2004, reflect a net loss of $2,383,353,a working capital deficit of $472,862 and a stockholders' deficit of $421,811 as of December 31,2004. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not developed to meet our working capital needs. If we can not obtain additional funding as needed, our business may fail.

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

                                        9

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

We  earn  revenues  by  providing  cellular  and satellite activations for major wireless carriers such as Cingular, Sprint, Nextel, and GlobalStar. These agreements are partly based on geography and we signed contracts to earn revenues from activations in Florida. Our agreements may be cancelled at any time by either party. If any of our agreements are cancelled, we will not earn activations through that carrier which will cause our revenues to decrease. If we do not provide activations for a broad line of carriers, our stores will not be as competitive. As a result, our revenues may decrease and we may not become profitable.
                                       10

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

ITEM  7.  FINANCIAL  STATEMENTS.


                         FTS  Group,  Inc.  and  Subsidiary
                   Index  to  Consolidated  Financial  Statements

Consolidated  financials  Statements                                  Page

Report  of  Independent  Registered  Public  Accounting  Firm          12

Report  of  Independent  Registered  Public  Accounting  Firm          12

Consolidated  Balance  Sheets  as  of  December  31,2004  and  2003    13

Consolidated  Statements  of  Operations  for  the  years  ended
December  31,  2004  and  2003                                         14

Consolidated  Statements  of  Stockholders'  Deficiency  for  the
Years  ended  December  31,2004  and  2003                             15

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
December  31,2004  and  2003                                           15

Notes  to  the  Consolidated  Financial  Statements                    16



                                       11
REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

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

/s/  WithumSmith+Brown,  P.C.
-----------------------------
Princeton,  New  Jersey
March  7,  2005,  except  for  note  15  which  is  dated  March  31,  2005

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

                                       12




FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                    2004          2003
                                                             ------------  ------------
ASSETS

CURRENT ASSETS
  Cash                                                            $7,949        $6,887
  Accounts receivable                                             87,485         3,905
  Inventory                                                       44,998         7,759
  Prepaid Expenses                                                35,430         1,512
                                                             ------------  ------------
      Total current assets                                       175,862        20,063
                                                             ------------  ------------

PROPERTY AND EQUIPMENT, NET                                      124,555        50,577
                                                             ------------  ------------

OTHER ASSETS
  Investment in private entity                                     7,500        15,000
  Deposits                                                        19,489        17,650
                                                             ------------  ------------
      Total other assets                                          26,989        32,650
                                                             ------------  ------------


                                                                $327,406      $103,290
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $259,723      $229,862
  Notes payable - individuals                                     37,250             -
  Notes payable related parties, net of debt discount
  49,931 and $0 at December 31,2004 and 2003, respectively       111,751        29,416
  Note payable-Dutchess Advisors                                 240,000             -
                                                             ------------  ------------
      Total current liabilities                                  648,724       259,278
                                                             ------------  ------------
CONVERTIBLE DEBENTURES                                           100,493       450,586
                                                             ------------  ------------

STOCKHOLDERS' DEFICIT
  10% Convertible preferred stock, Series A, $0.01 par
    value, 150,000 shares authorized, 0 shares issued
    and outstanding                                                    -             -
  Preferred stock, $0.01 par value, 4,850,000 undesignated
    shares authorized, none issued                                     -             -
  Common stock, $0.001 par value, 150,000,000 shares
    authorized, 37,882,183 and 18,141,564
    shares issued and outstanding at December 31, 2004
    and 2003                                                      37,882        18,142
  Additional paid in capital                                   7,848,833     5,465,030
  Accumulated deficit                                         (8,308,526)   (5,943,196)
  Deferred compensation                                                -      (146,550)
                                                             ------------  ------------
      Total stockholders' deficit                               (421,811)     (606,574)
                                                             ------------  ------------

                                                                $327,406      $103,290
                                                             ============  ============

See accompanying notes to consolidated financial statements

                                       13




FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                          2004          2003
                                                   ------------  ------------


 REVENUES
   Sales, Net                                          $712,282      $108,655


 COST OF GOODS SOLD                                     521,660        90,058
                                                   ------------  ------------
 GROSS PROFIT                                           190,622        18,597
                                                   ------------  ------------

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses.     2,191,837       844,117
                                                   ------------  ------------
                                                      2,191,837       844,117
                                                   ------------  ------------

 LOSS FROM OPERATIONS                                (2,001,215)     (825,520)
                                                   ------------  ------------

OTHER INCOME (EXPENSE)
  Impairment of long-lived assets                      (107,000)            -
  Interest Expense                                     (212,638)      (48,121)
                                                   ------------  ------------
                                                       (319,638)      (48,121)
                                                   ------------  ------------

NET LOSS FROM OPERATIONS                             (2,320,853)     (873,641)

UNREALIZED LOSS ON INVESTMENT                            (7,500)            -
                                                   ------------  ------------

NET LOSS                                            $(2,328,353)    $(873,641)
                                                   ============  ============


PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED)                                27,459,250    17,388,519
                                                   ============  ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)            $(0.08)       $(0.05)
                                                   ============  ============

See accompanying notes to consolidated financial statements





FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                               Preferred                Total      Additional
                  Preferred    Stock        Common      common     Paid-In     Deferred       Accumulated    Stockholders'
                  Shares       Amount       Shares      Amount     Capital     Compensation    Deficit        Deficit
                  -----------  -----------  ----------  --------  ----------  --------------  -------------  ---------------
BALANCE              50,000       $50,000   15,530,240  $15,530   $4,956,942      $(60,000)    $(5,069,555)     $(107,083)
DECEMBER 31,2002

Issuance
of common
shares for cash           -            -       540,000      540       43,460             -               -         44,000

Issuance
of common
shares
for services              -            -     1,630,000    1,630      342,070       (86,550)              -        257,150

Conversion
of debentures
into shares of
common stock              -            -        91,324       92        9,908             -               -         10,000

Issuance of
common shares
for acquisition
 of assets                -            -       300,000      300       62,700             -               -         63,000

Conversion
of preferred
stock into
common shares .     (50,000)     (50,000)       50,000       50       49,950             -               -              -

Net loss                  -            -             -        -            -             -        (873,641)      (873,641)
                 -----------  -----------    ----------   ------    ---------       --------     ----------      ----------
BALANCE                   -            -     18,141,564   18,142    5,465,030       (146,550)    (5,943,196)     (606,574)
DECEMBER 31,2003

Issuance
 of common
 shares for cash          -            -      6,000,000    6,000      411,341              -              -       417,341

Issuance
of common
shares
for services              -            -      7,994,720    7,994    1,212,207              -              -     1,220,201

Conversion
of debentures
into shares of
common stock              -            -      3,570,030    3,570      346,521              -              -       350,091

Issuance of
common shares
for acquisition
of assets                 -            -         30,000       30        2,070              -              -         2,100

Issuance of
common shares
through
equity line               -            -      2,145,869    2,146      374,687              -              -       376,833

Issuance of
Stock warrants as
Dividends on common
shares .                  -            -              -        -       36,977              -        (36,977)            -

Amortization of
Deferred Compensation     -            -              -        -            -        146,550              -       146,550

Net loss                  -            -              -        -            -              -     (2,328,353)   (2,328,353)
                 -----------  -----------     ---------- --------   ----------  --------------  -------------  -----------
BALANCE
DECEMBER 31,2004          -   $        -     37,882,183  $37,882    $7,848,833  $          -    $(8,308,526)    $(421,811)
                 ===========  ===========    =========== ========   ==========  ==============  =============  ===========

See accompanying notes to consolidated financial statements

                                       14

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                            2004         2003
                                                        ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $(2,328,353)   $(873,641)
  Adjustments to reconcile net income to net cash
    Used in operating activities
      Depreciation and amortization                         15,851        7,270
      Impairment of long-lived assets                      107,000            -
      Issuance of common shares for services             1,220,201      342,070
      Unrealized loss on investment in private entity.       7,500            -
      Decrease in deferred compensation                    146,550            -
      Amortization of debt discount                         98,107            -
      Changes in operating asset and liabilities
        Increase in accounts receivable                    (83,580)      (3,905)
        Increase in inventories                            (37,239)      (7,759)
        Increase  in prepaid expenses                      (33,918)      (1,512)
        Increase in other assets                            (1,839)      (5,750)
        (Decrease)Increase accounts payable
          and accrued expenses                             (24,904)       2,248
                                                        ------------  ----------

  Net cash used in operating activities                   (914,674)    (540,979)
                                                        ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (194,729)           -
  Investment in stock of private entity                          -      (15,000)
  Investment in leasehold rights                                 -      (11,000)
                                                        ------------  ----------

  Net cash used in investing activities.                  (194,729)     (26,000)
                                                         ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in amounts due to related parties               140,235      117,147
  Proceeds for stock to be issued                           54,765            -
  Repayment of loans from related parties                  (99,974)           -
  Proceeds from issuance of stock                          417,341       44,000
  Proceeds from sale of debentures                               -      412,500
  Proceeds from stock issued under equity line             376,833            -
  Proceeds from note payable Dutchess Advisors             450,500            -
  Repayments to note payable Dutchess Advisors            (266,485)           -
  Proceeds from notes payable from individuals              98,250            -
  Repayment of notes payable from individuals              (61,000)           -
                                                        ------------  ----------

  Net cash provided by financing activities              1,110,465      573,647
                                                        ------------  ----------

Net increase in cash                                         1,062        6,668

Cash, beginning of year                                      6,887          219
                                                        ------------  ----------

Cash, end of year                                           $7,949       $6,887
                                                        ============  ==========

                                       15

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

                                                                            2004        2003

Cash paid during the year for:
  Interest expense                                                        $188,344     $48,121
                                                                          =========   ========

SUPPLEMENTARY DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in exchange for convertible debentures                       $350,091     $10,000
                                                                          =========   ========

Stock issued in exchange for acquisition of assets                          $2,100     $63,000
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

                           PRINCIPLES OF CONSOLIDATION
                           ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: FTS Wireless, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

                              BASIS OF PRESENTATION
                              ---------------------

The accompanying financial statements have been prepared in accordance with Accounting Principles Generally Accepted ("GAAP") in the United States of America and with the instructions to Form 10-KSB.

                                       16
USE  OF  ESTIMATES

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

                                       17
REVENUE  RECOGNITION

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

                                       18

NOTE  2  PROPERTY  AND  EQUIPMENT

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

Proceeds in the amount of $186,200 borrowed from two of its officers have been allocated $131,435 to notes payable and $54,765 to the value of the common stock to be issued to the individuals based on their relative fair values. The difference between the amount to be repaid aggregating $223,440 and the $131,435 represents a debt discount in the amount of $92,005 which was recorded by the Company. This amount is being amortized over the life of the loans. For the year ended December 31, 2004, the Company has amortized $42,073 leaving an unamortized debt discount of $49,931 at December 31, 2004.
                                       19

NOTE  5  FINANCING  ACTIVITIES

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

NOTE  7  NOTES  PAYABLE  -  INDIVIDUALS
In 2004 the Company borrowed approximately $98,250 from several private investors at an annual interest rate of 8%. One note in the aggregate amount of $84,000 carried a 20% premium to the face value, which has been charged to interest expense in 2004, and is due in June and September of 2005.

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






                                       20
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

                                       21
During the quarter ended December 31,2004 the Company issued 933,973 shares of restricted common stock for consulting services valued at $105,851.

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

The effect of applying SFAS 123 on a pro forma basis was $0 in 2004 and 2003 because all of the options were granted and fully vested prior to 2003.

Changes  in  options  outstanding  under  the  plan  are  summarized as follows:





                                         Number of shares   Weighted Average Exercise Price
                                         -----------------  ----------------------------
Outstanding at December 31, 2002                  $598,000                         $1.50
                                          ----------------  ----------------------------
Granted                                                  -                             -
Exercised                                                -                             -
Forfeited                                                -                             -
Outstanding at December 31, 2003 and 2004         $598,000                         $1.50
                                          ----------------  ----------------------------

The exercise price for all options is at or above the market value of the common stock as of the date of grant.


The  following  table  summarizes  information  about fixed price stock options:


           OUTSTANDING  AND  EXERCISABLE
Weighted           Weighted        Weighted      Weighted
Average            Average         Average       Average
Exercise           Number          Contractual   Exercise
Price              Outstanding     Life          Price
===========        -----------   --------------   --------
0.81-1.38             4,000       6.1  years     $  1.14
1.50-2.75           594,000       6.7  years     $  1.50
-----------        -----------   --------------   --------

The following details the warrants outstanding as of December 31, 2004 and 2003:


                                      2004       2004        2003       2003
                                   Underlying  Exercise   Underlying  Exercise
                                     Shares      Price      Shares      Price
                                   ==========  =========   ==========  =========
Warrants  issued  during  2000      1,036,000    $  1.50    1,036,000    $  1.50
Warrants  issued  during  2004      3,000,000    $   .25            -          -
(10%  Warrant  Div)
Warrants  issued  during  2004      9,500,000    $.08/$.12          -          -
(A  and  B Warrants)
                                   ----------    --------- ----------  ---------

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

NOTE  14  INCOME  TAXES



                                       22
The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the enacted tax rates that will be in effect when the differences are expected to reverse.

Reconciliation of the federal statutory income tax rate of 34% to the effective rate is as follows:


                                                               December  31
                                                               ============
                                                             2004         2003
                                                            ------       ------
Tax provision at the federal statutory income tax rate   ($792,000)    (297,000)
Valuation allowance                                       $792,000      297,000
                                                          ---------    ---------
Actual Tax provision                                       $     -     $      -

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:


                                              December  31
                                              ============
Reconciling  items:                        2004            2003
                                         -------          ------
Net  operating  loss  carryforward:    $2,585,000       $1,793,000
Less  valuation  allowance             (2,585,000)      (1,793,000)
                                       -----------      -----------
Net  deferred  tax  asset                $      -         $      -
                                       -----------      -----------

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

ITEM  8A.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES



                                       23
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Though our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective, they also determined that our disclosure controls and procedures may not continue to be effective as the Company grows because our Chief Financial Officer performs most of our internal accounting without a trained staff and we have not fully implemented all of the controls and procedures we believe a growing company should have. In order to ensure that our disclosure controls and procedures remain effective, we intend to accelerate our plans to implement additional operating and financial reporting controls and procedures, implement organizational changes such as expanding our accounting staff; provide additional training for new employees responsible for financial reporting; implement new procedures relating to the communication of information between all levels of our company to ensure proper reporting and disclosure; improve the quality of our file maintenance and record retention; clarify and improve our accounting policies and provide the policies in language and format that are more readily usable; retain an independent peer review CPA firm to act as an intermediary between us and our outside audit firm and to assist us in financial reporting; and hire an independent firm to assist in the preparation of our compliance with Rule 404 of the Sarbanes-Oxley Act of 2002. We have implemented a new computerized system to monitor inventory, property, supplies and equipment in our warehouses, corporate offices and stores. We also intend to implement further automation of the revenue reporting process upon expansion of our business. Additionally, we are currently seeking a financial expert to add to our Board of Directors.

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

                                       24

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

                                       25
COMPLIANCE  WITH  SECTION  16(A).

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


                                       26
3.3 Articles of Amendment of the Articles of Incorporation, filed August 23, 2000 (included as exhibit 3.3 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference).

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

                                       27

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

                                 FTS GROUP, INC.



By:  /s/  Scott  Gallagher
    -----------------------------------------------
    Scott  Gallagher,  Chairman  of  the  Board,
    Chief  Executive  Officer,  President  and  Director

      Date:  July  18,  2005
      -------------------------------------------

By:  /s/  Linda  Ehlen
    ------------------------------------------------
    Linda  Ehlen,  Chief  Financial  Officer,  Controller,
    Director

      Date:  July  18,  2005
      -------------------------------------------

By:  /s/  David  R.  Rasmussen
    ------------------------------------------------
    David  R.  Rasmussen,  Director

      Date:  July  18,  2005
      -------------------------------------------
                                       28