Form 10QSB/A
period 2005-03-31
FTS GROUP, INC.
filed 2005-07-18
CIK 1062663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                 (813) 600-3600
                                 --------------
                           (issuer's telephone number)

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

                                 FTS GROUP, INC.


                                TABLE  OF  CONTENTS
PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements-Unaudited.                                     2


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


Item  6.  Exhibits  and  Reports  on  Form  8-K.                              13



                         PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

Consolidated  Financial  Statements  (unaudited)                            Page


Balance  Sheets  -  March  31,  2005                                           2


Statements  of  Operations                                                     3

Three  months  ended  March  31,  2005  and  2004

Statements  of  Cash  Flows
Three  months  ended  March  31,  2005  and  2004                              4


Notes  to  Consolidated  Financial  Statements
March  31,2005  and  2004                                                      5

                                        1



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

                                        2




FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
-----------

                                                                  2005           2004
                                                              ------------  ------------

 REVENUES

   Sales , Net                                                   $303,970      $181,335
                                                              ------------  ------------

 COST OF GOODS SOLD                                               135,518       143,134
                                                              ------------  ------------

 GROSS PROFIT                                                     168,452        38,201
                                                              ------------  ------------

 GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses                  755,327       907,906
                                                              ------------  ------------

 LOSS FROM OPERATIONS                                            (586,875)     (869,705)
                                                              ------------  ------------

OTHER INCOME (EXPENSE)

  Interest expense                                               (184,112)             -
                                                              ------------  ------------


NET LOSS                                                         (770,987)     (869,705)
                                                              ------------  ------------


PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING

  (BASIC AND DILUTED)                                          47,575,884    19,169,673
                                                              ------------  ------------

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)                      $(0.02)       $(0.05)
                                                              ------------  ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        3


FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
-----------



                                                       2005        2004
                                                  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                        $(770,987)  $(869,705)
                                                  ----------  ----------
  Adjustments to reconcile net loss to net cash
     used in operating activities
      Depreciation                                    8,077       2,775
                                                  ----------  ----------
      Issuance of common shares for services        294,350     643,450
                                                  ----------  ----------
      Decrease in deferred compensation                   -      42,300
                                                  ----------  ----------
      Amortization of debt discount                 180,877           -
                                                  ----------  ----------
      Changes in operating assets and liabilities
        Increase in accounts receivable            (124,334)    (34,144)
                                                  ----------  ----------
        Increase in inventories                      (9,136)     (2,763)
                                                  ----------  ----------
        Decrease in prepaid expenses                  8,158           -
                                                  ----------  ----------
        (Increase) Decrease in other assets          (1,000)      4,005
                                                  ----------  ----------
        Increase in accounts payable
        and accrued expenses                               -           -
                                                  ----------  ----------
          and accrued expenses                       45,682     40,813
                                                  ----------  ----------

  Net cash used in operating activities            (368,313)   (173,269)
                                                  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (85,064)     (3,561)
                                                  ----------  ----------

  Net cash  used in investing activities            (85,064)     (3,561)
                                                  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loans from related parties                  -      15,403
                                                  ----------  ----------
  Repayment of loans from related parties          (159,815)          -
                                                  ----------  ----------
  Proceeds from issuance of stock                   713,460     297,142
                                                  ----------  ----------
  Repayment of convertible debenture                (26,876)   (104,139)
                                                  ----------  ----------
  Proceeds from stock issued under equity line      270,994           -
                                                  ----------  ----------
  Proceeds from Note Payable-Dutchess Private
    Equities Fund, II, LP                           500,000           -
                                                  ----------  ----------
  Repayments to Note Payable-Dutchess Private
    Equities Fund, II, LP                          (817,599)          -
                                                  ----------  ----------
  Repayments of loans from individuals              (34,000)
                                                  ----------  ----------


  Net cash provided by financing activities         446,164     208,406
                                                  ----------  ----------
Net (decrease)  increase in cash                     (7,213)     31,576

Cash, beginning of period                             7,949       6,887
                                                  ----------  ----------
Cash, end of period                                    $736     $38,463
                                                  ----------  ----------


                                        4

SUPPLEMENTARY  DISCLOSURES  OF  CASH  FLOW  INFORMATION:
--------------------------------------------------------


                                                                           2005      2004
Cash paid during the year for:
  Interest expense                                                        $33,715        -
                                                                          ------- --------



SUPPLEMENTARY DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in exchange for long-term debt                               $73,617        -
                                                                          ------- --------

Stock issued as loan inducements                                          $38,462        -
                                                                          ------- --------
Stock issued in payment of accounts payable and
accrued expenses                                                          $77,365        -
                                                                          ------- --------
Stock subscription receivable                                             $56,000        -
                                                                          ------- --------


          SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                         FTS Group, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

                              NATURE OF OPERATIONS
                              --------------------

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

                                USE OF ESTIMATES
                                ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The Company considers its calculation for the reserve for charge-backs to be a significant estimate and it is reasonably possible that this estimate could change in the near term.

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

NOTE  2  GOING  CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

NOTE  5  FINANCING  ACTIVITIES
During the three months ended March 31, 2005, the Company issued 10,675,000 shares of common stock to a group of accredited investors in private placements at an average price of $.08 per share for gross proceeds of $769,460 after 10% commission and 3% expense fee. In accordance with the subscription agreement, the investors will receive two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.08 and B warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

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

NOTE  7  EQUITY  LINE  OF  CREDIT
The Company maintains an equity line of credit with Dutchess Private Equities Fund. The Company may cancel this line of credit at any time. The agreement provides for a maximum of $6,000,000 with 15,000,000 shares of common stock registered and available to repay credit line advances. As of March 31, 2005, 10,759,705 shares remain available under the terms of the equity line agreement. Shares are convertible based on 93% of the three day average of the lowest three out of five days subsequent to a put for funds.

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


                           Number  of  shares       Weighted  Average
                                                    Exercise  Price
                           -----------------        ---------------
Outstanding at December
31, 2004                        598,000                $   1.50
                           ----------------         ---------------
Granted                            -                         -
Exercised                          -                         -
Forfeited                          -                         -
Outstanding  at  March  31,
 2005                           598,000                $   1.50
                            ---------------         ---------------
                                        9

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The  following  table  summarizes  information  about fixed price stock options:

OUTSTANDING  AND  EXERCISABLE

Weighted         Weighted        Weighted      Weighted
Average          Average         Average       Average
Exercise         Number          Contractual   Exercise
Price            Outstanding     Life          Price
===========      -----------     ----------    --------
0.81-1.38             4,000      6.1  years     $  1.14
1.50-2.75           594,000      6.7  years     $  1.50
-----------      -----------     -----------   --------

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





                                        10


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

                                       11
LIQUIDITY  AND  CAPITAL  RESOURCES

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

                                       12
RECENT  SALES  OF  SECURITIES

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

                                       13
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                 FTS GROUP, INC.



Date:  July  18,  2005             By:  /s/  Scott  Gallagher
                                       -------------------------------
                                       Scott  Gallagher
                                       Chief  Executive  Officer

                                       By:  /s/  Linda  Ehlen
                                       -------------------------------
                                       Linda  Ehlen
                                       Chief  Financial  Officer  and
                                       Principal  Accounting  Officer