Form 10QSB
period 2005-06-30
FTS GROUP, INC.
filed 2005-08-17
CIK 1062663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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



                7610 West Hillsborough Ave., Tampa, Florida 33615
                -------------------------------------------------
                    (Address of principal executive offices)

                                  (813)  868-3600
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

As of June 30, 2005, we had 56,982,202 shares of common stock, par value $0.001, outstanding.

Transitional  Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                                 FTS GROUP, Inc.

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION                                            PAGE
--------------------------------
Item  1.  Financial  Statements.                                               1

Item  2.  Management's  Discussion  and  Analysis  or  Plan of Operation.      6

Item  3.  Controls  and  Procedures.                                           8


PART  II.  OTHER  INFORMATION
----------------------------
Item  1.  Legal  Proceedings.                                                  9

Item  2.  Unregistered  Sales  of  Equity  Securities and Use of Proceeds.     9

Item  3.  Defaults  Upon  Senior  Securities.                                  9

Item  4.  Submission  of  Matters  to  a Vote of Security Holders.             9

Item  5.  Other  Information.                                                  9

Item  6.  Exhibits  and  Reports  on  Form 8-K.                                9

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

Consolidated  Financial  Statements  (unaudited)
PAGE

Balance  Sheet  -  June  30,  2005 and December 31, 2005                       2

Statements  of  Operations  -  Three  and  Six  months ended
June 30,  2005 and 2004                                                        2

Statements  of  Cash  Flows  -   Six  months  ended  June
30,  2005  and  2004                                                           3

Notes  to  Consolidated  Financial  Statements                                 4

                           FTS GROUP, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS


                                                             June 30,2005   December 31, 2004
                                                             ------------  ------------
                                                             (Unaudited)       (Audited)
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5,016   $     7,949
  Accounts receivable, net. . . . . . . . . . . . . . . . .      218,005        87,485
  Inventory . . . . . . . . . . . . . . . . . . . . . . . .       74,875        44,998
  Prepaid Expense . . . . . . . . . . . . . . . . . . . . .        4,775        35,430
                                                             ------------  ------------
      Total current assets. . . . . . . . . . . . . . . . .      302,671       175,862
                                                             ------------  ------------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . .      214,016       124,555
                                                             ------------  ------------

OTHER ASSETS
  Investment in private entity. . . . . . . . . . . . . . .        7,500         7,500
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . .       20,489        19,489
                                                             ------------  ------------
      Total other assets. . . . . . . . . . . . . . . . . .       27,989        26,989
                                                             ------------  ------------


                                                             $   544,676   $   327,406
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . .  $    92,781   $    69,175
  Accrued expenses. . . . . . . . . . . . . . . . . . . . .      200,188       190,548
  Notes payable - individuals . . . . . . . . . . . . . . .        3,250        37,250
  Notes payable - related parties
      Net of debt discount. . . . . . . . . . . . . . . . .            -       111,751
  Note payable - Dutchess Private Equities Fund II, LP. . .            -       240,000
                                                             ------------  ------------
      Total current liabilities . . . . . . . . . . . . . .      296,219       648,724
                                                             ------------  ------------


CONVERTIBLE DEBENTURES,. . . . . . . .                                 -       100,493
                                                             ------------  ------------

STOCKHOLDERS' DEFICIT
  10% Convertible preferred stock, Series A, $0.01 par
    value, 150,000 shares authorized, 0 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . .            -
  Preferred stock, $0.01 par value, 4,850,000 undesignated
    shares authorized, none issued. . . . . . . . . . . . .            -
  Common stock, $0.001 par value, 150,000,000 shares
    authorized, 56,982,202 and 37,882,183 shares issued
    and outstanding at June 30, 2005 and
    December 31, 2004, respectively. . . . . . . . . . . . .      56,982        37,882
  Additional paid in capital. . . . . . . . . . . . . . . .    9,462,043     7,848,833
  Accumulated deficit . . . . . . . . . . . . . . . . . . .   (9,270,568)   (8,308,526)
                                                             ------------  ------------
      Total stockholders' equity (deficit) . . . . . . . .       248,457      (421,811)
                                                             ------------  ------------


                                                             $   544,676   $   327,406
                                                             ============  ============

SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                         FTS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                               Three Months Ended June 30,        Six Months ended June 30
                                                  2005               2004          2005                2004
                                               ---------------------------------------------------------------


 REVENUES
   Sales , NET. . . . . . . . . . . . . . . .  $  346,730       $  116,787   $   650,700          $   298,122

 COST OF GOODS SOLD . . . . . . . . . . . . .     259,868           39,695       395,386              182,829
                                               ---------------------------------------------------------------

 GROSS PROFIT . . . . . . . . . . . . . . . .      86,862           77,092       255,314              115,293

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     272,281          293,092     1,027,608            1,200,998
                                               ---------------------------------------------------------------

 LOSS FROM OPERATIONS . . . . . . . . . . . .    (185,419)        (216,000)     (772,294)          (1,085,705)
                                               ---------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest. . . . . . . . . . . . . . . . . .      (5,636)               -      (189,748)                  -
                                               ---------------------------------------------------------------
                                                   (5,636)               -      (189,748)                  -
                                               ---------------------------------------------------------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $ (191,055)  $     (216,000)  $  (962,042)        $(1,085,705)
                                               ===============================================================

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED) . . . . . . . . . . . .  56,311,628       24,883,925    52,020,779          23,163,751
                                               ===============================================================

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)  $    (0.00)  $        (0.01)  $     (0.02)        $     (0.05)
                                               ===============================================================

SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                      2005         2004
                                                -----------  -----------

NET CASH USED IN OPERATING ACTIVITIES . . . . .   ($481,354)   ($107,153)
                                                -----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . .    (107,537)      (1,667)
                                                -----------  -----------

  Net cash  used in investing activities . . .    (107,537)      (1,667)
                                                -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of loans from related parties. . .    (161,682)    (131,822)
  Proceeds from issuance of stock. . . . . . .     844,460            .
  Proceeds from convertible debenture. . . . .           -      238,011
  Repayment of convertible debentures. . . . .     (26,876)           -
  Proceeds from stock issued under equity line     325,078            -
  Proceeds from Note Payable-Dutchess Private.           -
     Equities Fund, II, LP . . . . . . . . . .     500,000
  Repayment of Note Payable-Dutchess Private .           -
     Equities Fund, II, LP . . . . . . . . . .    (861,022)
  Repayments of loans from individuals . . . .     (34,000)           -
                                                -----------  -----------

  Net cash provided by financing activities. .     585,958      106,189
                                                -----------  -----------

Net decrease in cash . . . . . . . . . . . . .      (2,933)      (2,631)

Cash, beginning of period. . . . . . . . . . .       7,949        6,887
                                                -----------  -----------

Cash, end of period. . . . . . . . . . . . . .  $    5,016   $    4,256
                                                ===========  ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the year for:
  Interest expense . . . . . . . . . . . . . .     $30,917        $   -
                                              ============  ============

SUPPLEMENTARY DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Stock issued in exchange for long-term debt. .     $73,617        $   -
                                              ============  ============
Stock issued as loan inducements . . . . . . .     $38,462        $   -
                                              ============  ============
Stock issued in payment of accounts payable  .     $77,365        $   -
and accrued expenses                          ============  ============


SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                         FTS Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                  (UNAUDITED)

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

                              BASIS OF PRESENTATION
                              ---------------------

The accompanying unaudited interim financial statements have been prepared in accordance with Accounting Principles Generally Accepted ("GAAP")in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Results for the three months and six months ended June 30,2005 are not indicative of the results that may be expected for the year ending December 31, 2005. As contemplated by the Securities and Exchange Commission, these statements should be read in conjunction with consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

NET  LOSS  PER  COMMON  SHARE

Basic net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding for the three months and six months ended June 30, 2005 and 2004. The effect of including common stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of the net loss per share. As a result, basic net loss per share is the same as diluted net loss per share for the three months and six months ended June 30, 2005 and 2004.

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

NOTE  2          GOING  CONCERN
-------------------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2005 the Company has an accumulated deficit of $9,270,568, Also the Company has incurred a net loss of $962,042 for the six months ended June 30, 2005. These financial conditions raise substantial doubt about its ability to continue as a going concern. As part of management's plan, the Company is seeking to raise additional capital to execute its business plan.

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

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern


NOTE  3          FINANCING  ACTIVITIES
--------------------------------------

During the six months ended June 30, 2005, the Company issued 10,675,000 shares of common stock to a group of accredited investors in private placements at an average price of $.08 per share for gross proceeds of $769,460 after fees and expenses. These funds are primarily used for working capital, acquisition related costs and to reduce outstanding liabilities.

During the six months ended June 30, 2005, the Company issued 2,030,000 shares of common stock for services pursuant to a Form S-8 registration. The shares were valued at fair market on the date it was agreed that the shares would be issued. The non-stock compensation expense of $294,350 has been charged to operations during the period and reported under Selling, General and Administrative Expenses.

During the six months ended June 30, 2005, 1,682,500 shares were issued relating to note agreements.

During the six months ended June 30, 2005, 587,550 shares were issued relating to private placements.

During the six months ended June 30, 2005, 522,086 shares were issued relating to the Company's convertible debenture with Dutchess Private Equities Fund. The convertible debenture was fully extinguished during the period.

During the six months ended June 30, 2005, 2,665,383 shares were issued relating to the Company's equity line of credit for proceeds of approximately $269,909. Funds were used to repay outstanding notes.

During the six months ended June 30, 2005, 937,500 shares were sold to two accredited investors valued at $.08 for proceeds of $75,000. The funds were used for general working capital purposes.

NOTE  4           EQUITY  LINE  OF  CREDIT
------------------------------------------

The Company maintains an equity line of credit with Dutchess Private Equities Fund. The Company may cancel this line of credit at any time. The agreement provides for a maximum of $6,000,000 with 15,000,000 shares of common stock registered and available to repay credit line advances. As of June 30, 2005, there remains 10,179,748 shares unissued. Shares are convertible based on 93% of the three day average of the lowest three out of five days subsequent to a put for funds.

NOTE  5                        CONTINGENCIES
--------------------------------------------

The Company did not have liability and workers compensation insurance for the six month period ended June 30, 2005. The Company is currently negotiating renewals of its liability and workers compensation policies and anticipates securing the necessary policies.

NOTE  6                  WARRANTS  AND  OPTIONS
-----------------------------------------------

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the "Plan"), adopted in July 1997. For the six months ended June 30, 2005 the Company has not granted any options and currently intends to cancel the plan. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years. The effect of applying SFAS 123 on a pro forma basis was $0 for the six months ended June 30, 2005 and 2004 because all of the options were granted and fully vested prior to 2003. Changes in options outstanding under the plan are summarized as follows:

                           Number  of  shares                  Weighted  Average
                                                                Exercise  Price
                           -----------------                    ---------------
Outstanding  at  December
 31,  2004                       598,000                          $      1.50
                             ---------------                     --------------
Granted                                -                                    -
Exercised                              -                                    -
Forfeited                              -                                    -
Outstanding  at  June  30,
 2005                            598,000                          $      1.50
                             ---------------                     --------------

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The  following  table  summarizes  information  about fixed price stock options:

OUTSTANDING  AND  EXERCISABLE
Weighted      Weighted       Weighted       Weighted
Average        Average       Average        Average
Exercise       Number      Contractual      Exercise
Price        Outstanding      Life           Price
===========  -----------    ----------      --------
0.81-1.38       4,000     6.1  years        $  1.14
1.50-2.75     594,000     6.7  years        $  1.50
------------ -----------  ----------       ----------

The  following  details  warrants  outstanding  as  of  June  30,  2005:

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

                                          2005               2005
                                       Underlying           Exercise
                                         Shares              Price
                                       ==========          =========

Warrants  issued  during  2000          1,036,000          $    1.50
Warrants  issued  during  2004
(10%  Warrant  Div)                     3,000,000          $    0.25
Warrants  issued  during  2004
and  2005(A  and  B  Warrants)         30,862,500          $.08/$.12
                                  ---------------     --------------

NOTE  7          CONCENTRATIONS  OF  CREDIT  RISK
-------------------------------------------------

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 90% of their wireless handsets and other supplies from two vendors who represent approximately 92% of accounts payable at June 30, 2005. Additionally, these same two vendors are also major customers of the Company who provide over 94% of revenue, and represent 100% of accounts receivable at June 30, 2005.

NOTE  8           SUBSEQUENT  EVENTS
-------------------------------------

On August 3, 2005 the SB-2 registration statement filed by the Company on June 17th, 2005 was declared effective by the Securities and Exchange Commission.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis covers material changes in our financial condition since the year ended December 31, 2004 and a comparison of the results of operations for the three and six months ended June 30, 2005 and the same period in 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in our Form 10-KSB for the year ended December 31, 2004.

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

OVERVIEW

We focus on developing, investing in, and acquiring cash-flow positive businesses and viable business projects primarily in the wireless and technology industries. As of June 30 2005, we operated a total of 8 retail wireless locations; we lease four locations in Tampa, FL, one in St. Petersburg, FL, one in Brandon, FL, one in Lutz, FL, and one in Clearwater, FL.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

In December 2001, the SEC issued a cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

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

THREE MONTHS PERIOD ENDED JUNE 30, 2005 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

RESULTS  OF  OPERATIONS

Sales revenue for the three months ended June 30, 2005 increased $229,943, (or 197%), to $346,730, as compared to $116,787 for the three months ended June 30, 2004. The increase in sales revenue was primarily related to the acquisition and development of several new retail outlets, new marketing programs as well as an increased focus on post pay wireless activations.

Cost of Goods Sold for the three months ended June 30, 2005, increased by $220,173 to $259,868, as compared to $39,695 for the three months ended June 30, 2004. The increase in cost of goods sold was due to the increase in overall sales.

Gross profits increased by $9,770 from $77,092 in 2004 to $86,862 in 2005. The increase in gross profits is attributed to the increase in post paid wireless activations for the period. Gross profits as a percentage of sales decreased to 25% in 2005 compared to 66% in 2004. The decrease in gross profits as a percentage of sales is related to a greater focus on post-paid activations.

Selling, General and Administrative for the three months ended June 30, 2005, decreased $20,811 to $272,281, as compared to $293,092 for the three months ended June 30, 2004. Even with a 197% increase in sales, S,G &A expense's dropped 7%. The decrease is attributed to an overall reduction in operating expenses including but not limited to; reduced financing costs, consulting fees, professional fees and investor relations fees.

Our net loss decreased by $24,945 to $191,055 for the three months ended June 30, 2005, as compared to $216,000 for the three months ended June 30, 2004. The decrease was primarily related to reduced professional fees, reduced stock compensation expenses and improved operational efficiencies.

INTEREST EXPENSE

Interest expense increased to $189,748 for the six months ended June 30, 2005, as compared to $0 for the six months ended June 30, 2004. The increase is related to increased financing costs incurred on promissory notes.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our requirements for capital are to (i) expand our operations, (ii) fund possible acquisitions, and (iii) provide working capital including funds related to store build-outs and computer upgrades. Our primary source of financing during the six months ended June 30, 2005 include cash received from the issuance of common stock.

As of June 30, 2005, our Current Assets were $302,671 and Current Liabilities were $296,219. Our current liabilities consist mainly of accounts payable of $92,781, accrued expenses of $200,188 and notes payable of $3,250. Our Stockholder's Equity at June 30, 2005 was $248,457.

At June 30, 2005, we had cash available of $5,016, accounts receivable of $218,005, inventory of $74,875, property and equipment of $214,016, prepaid expenses of $4,775, investments valued at $7,500 and deposits of $20,489 for a total of $544,676.

During the six month period ended June 30, 2005, we used $481,354 in cash for operating activities as compared to the six month period ended June 30, 2004, where we used $107,153 in cash for operating activities. Net cash provided by financing activities for the six months ended June 30,2005 and 2004 of $585,958 and $106,189, respectively. Notes payable decreased from $357,751 at June 30, 2004 to $3,250 at June 30, 2005, accumulated deficit increased from ($8,308,526) at December 31, 2004 to ($9,270,568) at June 30, 2005, Convertible debentures were fully extinguished from $100,493 at December 31,2004 and stockholders equity (deficit) improved from a deficit of ($421,811) at December 31, 2004 to stockholders equity of $248,457 at June 30, 2005 for a net improvement of $670,268.

We believe that our continued existence is dependent upon our ability to make our wireless operations profitable and our ability to raise additional capital. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern.

Financing  Activities

On March 4, 2005, we finalized a private placement in which we have issued a total of 14,493,750 shares of common stock and associated warrants for gross proceeds of $1,159,500. We agreed to file a Registration Statement with the SEC to register the resale of the shares of our common stock and the shares that may be issued if the investors exercise the warrants. The A warrants allow investors to purchase 14,493,750 shares of our common stock at an exercise price of $0.12, subject to adjustment, the A warrants expire in March 2008. The B warrants allow investors to purchase 14,493,750 shares of our common stock at an exercise price of $0.08, subject to adjustment, the B warrants expire 180 days after a Registration Statement is declared effective by the Securities and Exchange Commission. These funds were primarily used for working capital, costs related to new store openings and to reduce outstanding liabilities.

During the six months ended June 30, 2005, 522,086 shares were issued relating to our convertible debenture with Dutchess Private Equities Fund. The convertible debenture was fully extinguished during the period.

During the six months ended June 30, 2005, 2,665,383 shares were issued relating to our equity line of credit for proceeds of approximately $325,074. Funds were used to repay outstanding notes.

During the six months ended June 30, 2005, we raised a total of $75,000 through the issuance of 937,500 shares of common stock valued at $.08 to two accredited investors.

Subsidiary

As  of  June  30,  2005,  we had one wholly-owned subsidiary, FTS Wireless, Inc.


ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Controls

During the second quarter, we improved our internal controls and procedures by utilizing independent financial experts on a consulting basis as a result of an evaluation completed during our 2004 audit process. We believe the changes to controls and procedures will improve the reporting process as we continue to expand our operations in 2005. Other than utilizing independent financial experts on a consulting basis, there was no change in our internal control over financial reporting that occurred during the second quarter of the year covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We are not aware of any legal matters that could have a material impact on our business.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

RECENT  SALES  OF  SECURITIES

During the three months ended June 30, 2005, we sold 937,500 restricted shares valued at $.08 with "piggy-back" Registration rights to two accredited investors for total proceeds of $75,000. In accordance with the private placements, the investors will receive two classes, A and B warrants, for each share purchased. The warrants are priced at $.12 and $.08. We filed the terms and conditions of the financing, including registration rights in March of 2005 on Form 8K. The funds will be used for general working capital purposes.

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

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and,

- we exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

None

Number          Description  of  Exhibit
-----------     ----------------------------

2.1 Agreement and Plan of Merger between the Company and FTS Apparel, Inc., dated December 23, 2003 (included as Attachment A to the Definitive Proxy on Form DEF 14A filed January 9, 2004, and incorporated herein by reference).

3.1 Articles of Incorporation dated December 23, 2003 (included as Attachment B to the Definitive Proxy on Form DEF 14A filed January 9, 2004, and incorporated herein by reference).

3.2 Bylaws (included as Attachment C to the Definitive Proxy on Form DEF 14A filed January 9, 2004, and incorporated herein by reference).

4.1 Form of Certificate for Common Shares (included as exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated herein by this reference).

4.2 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

4.3 A Warrant Form (included as exhibit 4.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

4.4 B Warrant Form (included as exhibit 4.2 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

10.1 Memorandum of Understanding between the Company and Malsha Imports, Inc., dated February 28, 2003 (included as Exhibit 10.11 to the Form SB-2/A filed September 15, 2003, and incorporated herein by reference).

10.2 Confidentiality and No Conflict Agreement between the Company and American Connections, LLC, dated February 28, 2003 (included as Exhibit 10.12 to the Form SB-2/A filed September 15, 2003, and incorporated herein by reference).

10.3 Authorized Subcontractor Agreement between the Company and American Connections, LLC, dated February 28, 2003 (included as Exhibit 10.13 to the Form SB-2/A filed September 15, 2003, and incorporated herein by reference).

10.4 Lease Agreement between the Company and American Connections Florida, LLC, dated May 22, 2003 (included as Exhibit 10.14 to the Form SB-2/A filed September 15, 2003, and incorporated herein by reference).

10.5 Consulting Agreement between the Company and W. Scott McBride, dated January 15, 2004 (filed as exhibit 99.1 to the Form S-8 filed February 3, 2004, and incorporated herein by reference).

10.6 Lease Agreement between the Company and Investments Limited, dated August 25, 2004 (filed as exhibit 10.1 to the Form 8-K filed September 9, 2004, and incorporated herein by reference).

10.7 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

14.1 Corporate Code of Conduct and Ethics (filed as exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports  Filed  on  Form  8-K

None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FTS  GROUP,  INC.



/s/  Scott  Gallagher
-------------------------
Scott  Gallagher
Chief  Executive  Officer
August  17,  2005

/s/  Linda  Ehlen
------------------------
Linda  Ehlen
Chief  Financial  Officer  and
Principal  Accounting  Officer
August  15,  2005