Form 10QSB
period 2005-09-30
FTS GROUP, INC.
filed 2005-11-14
CIK 1062663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 (215) 688-2355
                                 ---------------
                           (issuer's telephone number)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes [ X ]
No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 30, 2005, we had 56,982,202 shares of common stock, par value $0.001, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [  ]   No  [X]


                                FTS GROUP, INC.
                               TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION                                  PAGE
--------------------------------

Item  1.  Financial Statements.                                      1

Item  2.  Management's Discussion and Analysis or
          Plan of Operation                                          6

Item  3.  Controls  and  Procedures.                                 8


PART  II.  OTHER  INFORMATION
-----------------------------
Item  1.  Legal  Proceedings.                                        9

Item  2.  Unregistered  Sales  of  Equity  Securities and            9
          Use of Proceeds.

Item  3.  Defaults  Upon  Senior  Securities.                        9

Item  4.  Submission  of  Matters  to  a Vote of Security Holders.   9

Item  5.  Other  Information.                                        9

Item  6.  Exhibits  and  Reports  on  Form 8-K.                      9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Financial Statements (unaudited)                     PAGE

Balance Sheet - September 30, 2005 and December 31, 2004             2

Statements of Operations - Three and nine months ended
September 30, 2005 and 2004                                          2

Statements of Cash Flows - Nine months ended September
30, 2005 and 2004                                                    3

Notes to Consolidated Financial Statements                           4


                         FTS GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004

                                                                            2005        2004
                                                                         ----------  ----------
                                                                         (Reviewed)   (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                   $   2,308   $   7,949
  Accounts receivable                                                      165,046      87,485
  Inventory                                                                 68,686      44,998
  Prepaid Expense                                                            5,400      35,430
                                                                         ----------  ----------
    Total Current Assets                                                   241,440     175,862
                                                                         ----------  ----------
PROPERTY AND EQUIPMENT, NET                                                217,204     124,555
                                                                         ----------  ----------
OTHER ASSETS
  Investment in private entity                                               7,500       7,500
  Deposits                                                                  20,489      19,489
                                                                         ----------  ----------
    Total Other Assets                                                      27,989      26,989
                                                                         ----------  ----------

                                                                         $ 486,633   $ 327,406
                                                                         ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $ 342,386   $ 259,723
  Notes payable - individuals                                                3,250      37,250
  Notes payable - related parties
    Net Debt Discount                                                       70,661     111,751
  Notes payable-Dutchess Advisors                                                -     240,000
                                                                         ----------  ----------
    Total Current Liabilities                                              416,297     648,724
                                                                         ----------  ----------
CONVERTIBLE DEBENTURES
    Net of Debt Discount                                                         -     100,493
                                                                         ----------  ----------
STOCKHOLDERS' EQUITY
  10% Convertible preferred stock, Series A, $0.01 par
  value, 150,000 shares authorized, 0 shares issued
  and outstanding                                                                -           -
  Preferred stock, $0.01 par value, 4,850,000 undesignated
  shares authorized, none issued                                                 -           -
  Common stock, $0.001 par value, 150,000,000 shares
  authorized, 56,982,202 issued and outstanding at September 30, 2005       56,982      37,882
  Additional paid in capital                                             9,462,043   7,848,833
  Accumulated deficit                                                   (9,448,689) (8,308,526)
                                                                         ----------  ----------
    Total Stockholders' Equity (Deficit)                                    70,336    (421,811)
                                                                         ----------  ----------
                                                                         $ 486,633   $ 327,406
                                                                         ==========  ==========



                         FTS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months Ended September 30,    Nine Months ended September 30
                                                      2005           2004                   2005          2004
                                                 --------------  ------------           ------------  ------------

 REVENUES
   Sales , NET. . . . . . . . . . . . . . . . .  $     283,505   $   221,084            $   934,096   $   510,991

 COST OF GOODS SOLD . . . . . . . . . . . . . .        216,971       138,074                612,356       312,689
                                                 --------------  ------------           ------------  ------------

 GROSS PROFIT . . . . . . . . . . . . . . . . .         66,534        83,010                321,740       198,302
                                                 --------------  ------------           ------------  ------------

 GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses.        245,388         518,653             1,271,665      1,628,309
                                                 --------------  ------------           ------------  ------------


 LOSS FROM OPERATIONS . . . . . . . . . . . . .       (178,854)     (435,625)              (949,925)   (1,430,007)
                                                 --------------  ------------           ------------  ------------

OTHER INCOME (EXPENSE)
  Interest. . . . . . . . . . . . . . . . . . .           (491)      (58,602)              (190,238)      (77,704)
  Impairment of Long Lived Assets . . . . . . .              -       (38,000)                     -      (102,000)
                                                 --------------  ------------           ------------  ------------
                                                          (491)      (96,602)              (190,238)     (179,704)
                                                 --------------  ------------           ------------  ------------


NET LOSS. . . . . . . . . . . . . . . . . . . .  $    (179,345)  $  (532,227)           $(1,140,163)  $(1,609,711)
                                                 ==============  ============           ============  ============


PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED) . . . . . . . . . . . . .     56,982,202    29,643,160             53,952,681    25,676,509
                                                 ==============  ============           ============  ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED) .  $       (0.00)  $     (0.02)           $     (0.02)  $     (0.06)
                                                 ==============  ============           ============  ============


                         FTS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine Months Ended September 30,
                                                                           ---------------------------------
                                                                                 2005           2004
                                                                           --------------  -------------

OPERATING ACTIVITIES:
    Net cash used in operating activities . . . . . . . . . . . . . . . .     ($542,631)   ($1,830,472)

INVESTING ACTIVITIES
    Net cash used in investing activities . . . . . . . . . . . . . . . .      (119,629)       (11,226)

FINANCING ACTIVITIES
    Net cash provided by financing activities . . . . . . . . . . . . . .       656,619      1,843,113
                                                                           --------------  -------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . .        (5,641)         1,415

Cash, beginning of year . . . . . . . . . . . . . . . . . . . . . . . . .         7,949          6,887
                                                                           --------------  -------------

Cash, end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      2,308   $      8,302
                                                                           ==============  =============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     44,566   $     86,860


SUPPLEMENTARY DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in exchange for long-term debt . . . . . . . . . . . . . . .  $     73,617   $    272,413

Stock issued as loan inducements. . . . . . . . . . . . . . . . . . . . .  $     38,462   $          -

Stock issued in payment of accounts payable and accrued expenses. . . . .  $     77,365   $          -

                         FTS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------------------------------------------------------

                              NATURE  OF  OPERATIONS
                              ----------------------

FTS Group, Inc. (the "Company"), is incorporated under the laws of the State of Nevada. The Company is engaged in the acquisition and development of a chain of full service retail wireless stores. The Company's primary business is the marketing, sale and activation of cellular and satellite handsets, cellular accessories and other related wireless products such as Wi-Fi service and related access equipment for residential or business purposes.

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

                              BASIS  OF  PRESENTATION
                              -----------------------

The accompanying unaudited interim financial statements have been prepared in accordance with Accounting Principles Generally Accepted ("GAAP")in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Results for the three months and nine months ended September 30,2005 are not indicative of the results that may be expected for the year ending
December 31, 2005. As contemplated by the Securities and Exchange Commission, these statements should be read in conjunction with consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

NET  LOSS  PER  COMMON  SHARE

Basic net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding for the three months and nine months ended September 30, 2005 and 2004. The effect of including common stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of the net loss per share. As a result, basic net loss per share is the same as diluted net loss per share for the three months and nine months ended September 30, 2005 and 2004.

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

NOTE  2          GOING  CONCERN
-------------------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2005 the Company has an accumulated deficit of $9,448,689. Also, the Company has incurred a net loss of $1,140,163 for the nine months ended September 30, 2005. These financial conditions raise substantial doubt about its ability to continue as a going concern. As part of management's plan, the Company is seeking to raise additional capital to execute its business plan.

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

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

NOTE  3          RELATED  PARTY  TRANSACTION
--------------------------------------------

During the period ending September 30, 2005 the Company received loans from an officer of $70,661. The funds were used for general working capital purposes.

NOTE  4          FINANCING  ACTIVITIES
--------------------------------------

There were no financing activities in the three month period ending September 30, 2005


NOTE  5           EQUITY  LINE  OF  CREDIT
------------------------------------------

The Company maintains an equity line of credit with Dutchess Private Equities Fund. The Company may cancel this line of credit at any time. The agreement provides for a maximum of $6,000,000 with 15,000,000 shares of common stock registered and available to repay credit line advances. As of September 30, 2005, there remains 10,179,748 shares unissued. Shares are convertible based on 93% of the three day average of the lowest three out of five days subsequent to a put for funds.

NOTE  6            CONTINGENCIES
--------------------------------

The Company did not have liability and workers compensation insurance for the nine month period ended September 30, 2005. The Company is currently negotiating renewals of its liability and workers compensation policies and anticipates securing the necessary policies.

NOTE  7            WARRANTS  AND  OPTIONS
-----------------------------------------

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the "Plan"), adopted in July 1997. For the nine months ended September 30, 2005 the Company has not granted any options and currently intends to cancel the plan. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years. The effect of applying SFAS 123 on a pro forma basis was $0 for the nine months ended September 30, 2005 and 2004 because all of the options were granted and fully vested prior to 2003. Changes in options outstanding under the plan are summarized as follows:



                          Number of shares             Weighted Average
                                                       Exercise Price
                          -----------------             ---------------
Outstanding at December
 31, 2004                       598,000                     $1.50
                             ---------------             --------------
Granted                                -                              -
Exercised                              -                              -
Forfeited                              -                              -
Outstanding at September 30,
 2005                            598,000                    $1.50
                             ---------------             --------------

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The  following  table  summarizes  information  about fixed price stock options:




OUTSTANDING AND EXERCISABLE

Weighted      Weighted       Weighted       Weighted
Average        Average       Average        Average
Exercise       Number      Contractual      Exercise
Price        Outstanding      Life           Price
===========  -----------    ----------      --------
0.81-1.38       4,000       6.1 years        $1.14
1.50-2.75     594,000       6.7 years        $1.50
------------ -----------    ----------       -------

The  following  details  warrants  outstanding  as  of  September  30,  2005:

The Company had 3,000,000 warrants outstanding relating to a dividend declared to stockholders of record on August 27, 2004. The warrants had an exercise price of $0.25 and expire on August 7, 2007. The Company does not expect these warrants to be exercised in the near future because the exercise price exceeds the current stock price.

In accordance with the subscription agreement relating to the recent private placement the Company issued the following warrants. Investors received two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The B warrants have an exercise price of $0.08 and A warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities



                                          2005               2005
                                       Underlying           Exercise
                                         Shares              Price
                                       ==========          =========

Warrants issued during 2000             1,036,000          $1.50
Warrants issued during 2004
(10% Warrant Div)                       3,000,000          $0.25
Warrants issued during 2004
and 2005(A  and  B  Warrants)          30,862,500          $.08/$.12
                                  ---------------     --------------
On  September 28, 2005, our Board of Directors reduced the exercise price of the
A warrants from $0.12 to $0.10. Additionally, our Board of Directors reduced the exercise  price  of  the B warrants from $0.08 to $0.03. Since the period ending
September  30,  2005  1,261,250  class  A  or  "Green  Shore" warrants have been exercised  at  $.03  per  share  for  gross  proceeds  of  $37,837.50.



NOTE  8          CONCENTRATIONS  OF  CREDIT  RISK
-------------------------------------------------

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 90% of their wireless handsets and other supplies from three vendors who represent approximately 92% of accounts payable at September 30, 2005. Additionally, these same three vendors are also major customers of the Company who provide over 94% of revenue, and represent 100% of accounts receivable at September 30, 2005.

NOTE  9           SUBSEQUENT  EVENTS
-------------------------------------

On October 10, 2005, the Company announced the signing of a binding letter of intent to acquire a Pennsylvania-based wireless company for stock and cash with an estimated value of $5.5 million. The letter of intent expires on December 7, 2005 and contains a binding provision that the Company pay a $50,000 termination fee if the transaction is not consummated.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis contains a comparison of the results of operations for the three and nine months ended September 30, 2005 and the same period in 2004. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2004.

CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and in our annual report on Form 10-KSB filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We focus on developing, investing in, and acquiring cash-flow positive businesses and viable business projects primarily in the wireless and technology industries. As of September 30 2005, we operated a total of eight retail wireless locations in Florida. We lease four locations in Tampa, one in St. Petersburg, one in Brandon, one in Lutz and one in Clearwater.

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS

We review our long-lived assets including property and equipment and our identifiable intangible assets subject to amortization whenever current events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of that long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived assets fair value.

 THREE MONTHS PERIOD ENDED SEPTEMEBER 30, 2005 AS COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 2004

RESULTS  OF  OPERATIONS

Sales revenue for the three months ended September 30, 2005 increased $62,421, or 28%, to $283,505, as compared to $221,084 for the three months ended September 30, 2004. The increase in sales revenue was primarily related to the acquisition and development of several new retail outlets and new advertising and marketing programs.

Cost of Goods Sold for the three months ended September 30,2005, increased by $78,897 to $216,971, as compared to $138,074 for the three months ended September 30, 2004. The increase in cost of goods sold was due to the increase in overall sales of wireless handsets.

Gross profits decreased by $16,476 from $83,010 in 2004 to $66,534 in 2005. The decrease in gross profits is attributed to the increase in lower margin pre-paid airtime sales for the period. Gross profits as a percentage of sales decreased 23% in 2005 compared to 38% in 2004. The decrease in gross profits as a percentage of sales is related to a greater focus on post-paid activations and pre-paid airtime during the period.

Selling, General and Administrative Expenses for the three months ended September 30, 2005, decreased $273,247 or 53% to $245,388, as compared to $518,635 for the three months ended September 30, 2004. Even with a 28% increase in sales, Selling, General and Administrative expenses dropped 53%. The decrease is attributed to an overall reduction in operating expenses including, but not limited to, reduced financing costs, consulting fees, professional fees and investor relations fees.

Our net loss decreased by $352,882, or 66%, to $179,345 for the three months ended September 30, 2005, as compared to $532,227 for the three months ended September 30, 2004. The decrease was primarily related to reduced expenses described above and general improved operational efficiencies.

INTEREST  EXPENSE

Interest expense increased $10,534, or 6%, to $190,238 for the nine months ended September 30, 2005, as compared to $179,704 for the nine months ended September 30, 2004. The increase is related to increased financing costs incurred on promissory notes incurred during the first quarter of 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our requirements for capital are to (i) expand our operations, (ii) fund possible acquisitions, and (iii) provide working capital including funds related to store build-outs and computer upgrades. Our primary source of financing during the nine months ended September 30, 2005 include cash received from the issuance of common stock.

As of September 30, 2005, our Current Assets were $241,440 and Current Liabilities were $416,297. Our Current Liabilities consist mainly of accounts payable and accrued expenses of $342,386 and notes payable of $73,911 of which $70,661 is payable to an officer of the Company. Our Stockholder's Equity at September 30, 2005 was $70,336.

At September 30, 2005, we had cash available of $2,308, accounts receivable of $165,046, inventory of $68,686, property and equipment of $217,204, prepaid expenses of $5,400, investments valued at $7,500 and deposits of $20,489 for total assets of $486,633.

During the nine month period ended September 30, 2005, we used $542,631 in cash for operating activities as compared to the nine month period ended September 30, 2004, where we used $1,830,472 in cash for operating activities. Net cash provided by financing activities for the nine months ended September 30,2005 and 2004 of $656,619 and $1,843,113, respectively. Accumulated deficit increased from ($8,308,526) at December 31, 2004 to ($9,448,689) at September 30, 2005,
Convertible debentures were fully extinguished from $100,493 at December 31,2004 and stockholders equity (deficit) improved from a deficit of ($421,811) at December 31, 2004 to stockholders equity of $70,336 at September 30, 2005 for a net improvement of $492,147.

We believe that our continued existence is dependent upon our ability to make our wireless operations profitable and our ability to raise additional capital. Accordingly, the notes to our unaudited, interim financial statements express substantial doubt about our ability to continue as a going concern.

Financing  Activities

On March 4, 2005, we finalized a private placement in which we issued a total of 14,493,750 shares of common stock and associated warrants for gross proceeds of $1,159,500. We agreed to file a Registration Statement with the SEC to register the resale of the shares of our common stock and the shares that may be issued if the investors exercise the warrants. The A warrants allow investors to purchase 14,493,750 shares of our common stock at an exercise price of $0.12, subject to adjustment, the A warrants expire in March 2008. The B warrants allow investors to purchase 14,493,750 shares of our common stock at an exercise price of $0.08, subject to adjustment, the B warrants expire 180 days after a Registration Statement is declared effective by the Securities and Exchange Commission. On September 28, 2005, our Board of Directors reduced the exercise price of the A warrants from $0.12 to $0.10. Additionally, our Board of Directors reduced the exercise price of the B warrants from $0.08 to $0.03. These funds were primarily used for working capital, costs related to new store openings and to reduce outstanding liabilities.

On August 3, 2005 the SB-2 registration statement filed by the Company on June 17, 2005 was declared effective by the Securities and Exchange Commission.

During the nine months ended September 30, 2005, 522,086 shares were issued relating to our convertible debenture with Dutchess Private Equities Fund. The convertible debenture was fully extinguished during the period.

During the nine months ended September 30, 2005, 2,665,383 shares were issued relating to our equity line of credit for proceeds of approximately $325,074. Funds were used to repay outstanding notes.

During the nine months ended September 30, 2005, we raised a total of $75,000 through the issuance of 937,500 shares of common stock valued at $.08 to two accredited investors.

Subsidiary

As of September 30, 2005, we had one wholly-owned subsidiary, FTS Wireless, Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

Our  management  evaluated,  with  the  participation  of  our  Chief  Executive
Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes  in  Internal  Controls

During the second quarter, we improved our internal controls and procedures by utilizing independent financial experts on a consulting basis as a result of an evaluation completed during our 2004 audit process. We believe the changes to controls and procedures will improve the reporting process as we continue to expand our operations in 2005. Other than utilizing independent financial experts on a consulting basis, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We are not aware of any litigation or potential litigation that could have a material impact on our business.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

None


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8K

On September 2, 2005, we filed an 8-K regarding departure of directors or principle officers. Our Board of Directors accepted the resignation of Linda Ehlen as Chief Financial Officer and appointed Scott Gallagher as Interim Chief Financial Officer.

On October 13, 2005, we filed an 8-K regarding Regulation FD Disclosures. We issued a press release which included a letter to our stockholders from our Chairman and Chief Executive Officer, Scott Gallagher.

On October 26, 2005, we filed an 8-K regarding Changes in Registrant's Certifying Accountant. Our Board of Directors dismissed Withum, Smith and Brown as our principal accountant and appointed the firm R.E. Bassie & Co. to serve as our independent public accountants.

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

4.2 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed February 24, 2003, and incorporated herein by reference).

4.3 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 14, 2003 (included as exhibit 10.2 to the Form 8-K filed February 24, 2003, and incorporated herein by reference).

4.4 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 14, 2003 (included as exhibit 10.3 to the Form 8-K filed February 24, 2003, and incorporated herein by reference).

4.5 Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 14, 2003 (included as exhibit 10.5 to the Form 8-K filed February 24, 2003, and incorporated herein by reference).

4.6  Addendum  to  the  Subscription Agreement, dated July 21, 2003 (included as
Exhibit 10.1 to the Form 8-K filed July 22, 2003, and incorporated herein by reference).

4.7 Amended Debenture between the Company and Dutchess Private Equities Fund, L.P., dated February 14, 2003 (included as Exhibit 10.2 to the Form 8-K filed July 22, 2003, and incorporated herein by reference).

4.8 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated January 9, 2004 (filed as Exhibit 10.16 to the Form SB-2 filed January 28, 2004, and incorporated herein by reference).

4.9 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

4.10 A Warrant Form (included as exhibit 4.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

4.11 B Warrant Form (included as exhibit 4.2 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

4.12 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated October 27, 2004 (included as exhibit 4.11 to the Form
SB-2  filed  June  17,  2005,  and  incorporated  herein  by  reference).

4.13 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated January 10, 2005 (included as exhibit 4.12 to the Form
SB-2  filed  June  17,  2005,  and  incorporated  herein  by  reference).

10.1 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed February 24, 2003, and incorporated herein by reference).

10.2 Debenture Agreement between the Company and Dutchess Private Equities Fund, LP, dated February 14, 2003 (included as exhibit 10.2 to the Form 8-K filed February 24, 2003, and incorporated herein by reference).

10.3 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP, dated February 14, 2003 (included as exhibit 10.3 to the Form 8-K filed February 24, 2003, and incorporated herein by reference).

10.4 Escrow Agreement between the Company and Dutchess Private Equities Fund, LP, dated February 14, 2003 (included as exhibit 10.4 to the Form 8-K filed February 24, 2003, and incorporated herein by reference).

10.5 Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund, LP, dated February 14, 2003 (included as exhibit 10.5 to the Form 8-K filed February 24, 2003, and incorporated herein by reference).

10.6  Addendum  to  the Subscription Agreement, dated July 21, 2003 (included as
Exhibit 10.1 to the Form 8-K filed July 22, 2003, and incorporated herein by reference).

10.7 Amended Debenture between the Company and Dutchess Private Equities Fund, LP, dated February 14, 2003 (included as Exhibit 10.2 to the Form 8-K filed July 22, 2003, and incorporated herein by reference).

10.8 Memorandum of Understanding between the Company and Malsha Imports, Inc., dated February 28, 2003 (included as Exhibit 10.11 to the Form SB-2/A filed September 15, 2003, and incorporated herein by reference).

10.9 Confidentiality and No Conflict Agreement between the Company and American Connections, LLC, dated February 28, 2003 (included as Exhibit 10.12 to the Form SB-2/A filed September 15, 2003, and incorporated herein by reference).

10.10 Authorized Subcontractor Agreement between the Company and American Connections, LLC, dated February 28, 2003 (included as Exhibit 10.13 to the
Form SB-2/A filed September 15, 2003, and incorporated herein by reference).

10.11 Lease Agreement between the Company and American Connections Florida, LLC, dated May 22, 2003 (included as Exhibit 10.14 to the Form SB-2/A filed September 15, 2003, and incorporated herein by reference).

10.12  Investment  Agreement  between  the Company and Dutchess Private Equities
Fund, LP, dated January 9, 2004 (included as exhibit 10.15 to the Form SB-2 filed January 28, 2004, and incorporated herein by reference).

10.13 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP, dated January 9, 2004 (included as Exhibit 10.16 to the Form SB-2 filed January 28, 2004, and incorporated herein by reference).

10.14 Placement Agent Agreement between the Company, Dutchess Private Equities Fund, LP, and Charleston Capital Securities, dated January 9, 2004 (included as Exhibit 10.17 to the Form SB-2 filed January 28, 2004, and incorporated herein by reference).

10.15 Consulting Agreement between the Company and W. Scott McBride, dated January 15, 2004 (included as exhibit 99.1 to the Form S-8 filed February 3, 2004, and incorporated herein by reference).

10.16  Corporate  Consulting  Agreement  between  the  Company  and  Theodore J.
Smith, Jr., dated January 28, 2004 (included as exhibit 99.2 to the Form S-8 filed February 3, 2004, and incorporated herein by reference).

10.17  Consulting  Agreement  between  the  Company  and  Mike DeGirolamo, dated
January 5, 2004 (included as exhibit 99.3 to the Form S-8 filed February 3, 2004, and incorporated herein by reference).

10.18  Consulting  Agreement  between  the  Company  and  Jeff  Teischer,  dated
January 5, 2004 (included as exhibit 99.4 to the Form S-8 filed February 3, 2004, and incorporated herein by reference).

10.19 Consulting Agreement between the Company and David Taylor, dated December 12, 2003 (included as exhibit 99.5 to the Form S-8 filed February 3, 2004, and incorporated herein by reference).

10.20 Consulting Agreement between the Company and Pablo Oliva, dated November 12, 2003 (included as exhibit 99.6 to the Form S-8 filed February 3, 2004, and incorporated herein by reference).

10.21 Consulting Agreement between the Company and Tommy Hollman, dated January 27, 2004 (included as exhibit 99.7 to the Form S-8 filed February 3, 2004, and incorporated herein by reference).

10.22 Compensation Agreement between the Company, W. Scott McBride, David Rasmussen, James H. Gilligan, and Scott Gallagher, dated January 29, 2004
(included as exhibit 99.8 to the Form S-8 filed February 3, 2004, and incorporated herein by reference).

10.23 Lease Agreement between the Company and Investments Limited, dated August 25, 2004 (included as exhibit 10.1 to the Form 8-K filed September 9, 2004, and incorporated herein by reference).

10.24 Consulting Agreement between the Company and Pablo Oliva, dated October 26, 2004 (included as exhibit 99.1 to the Form S-8 filed January 11, 2005, and incorporated herein by reference).

10.25 Corporate Consulting Agreement between the Company and Theodore J. Smith, Jr., October 26, 2004 (included as exhibit 99.2 to the Form S-8 filed January 11, 2005, and incorporated herein by reference).

10.26 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

14.1 Corporate Code of Conduct and Ethics (included as exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1    Subsidiaries  of  the  Registrant  (filed  herewith).

31.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS  GROUP,  INC.

/s/  Scott  Gallagher
-------------------------
Scott  Gallagher
Chief  Executive  Officer  and
Interim Chief  Financial  Officer
November  14,  2005