Form 10KSB
period 2005-12-31
FTS GROUP, INC.
filed 2006-04-17
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 0-24829

FTS GROUP, INC.
(Exact name of issuer as specified in its charter)

Nevada	84-1416864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 West Hillsborough Ave., Tampa, Florida	33615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 600-3600

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,310,731.

The aggregate market value of the 3,456,402 shares of common stock held by non-affiliates of the issuer as of February 15, 2006 was $449,332 based upon the sale price of the common stock of $0.036 per share on February 15, 2006.

State the number of shares outstanding of each of the registrant’s classes of common stock as of February 15,, 2006: 114,589,131

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

FTS GROUP, INC.
FORM 10-KSB

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

We organized as Full Tilt Sports, Inc. in 1997 as a Colorado corporation to develop and market a line of young men's casual apparel. We own several U.S. trademarks relating to that business. Effective August 23, 2000, we changed our name to FTS Apparel, Inc. Our attempts to build a profitable apparel business were unsuccessful and the prior management team was unable to raise the required funds to continue in the apparel business. As a result, we exited the apparel business. In January 2002, we experienced a change in management. Effective January 11, 2002, Scott Gallagher became our new Chairman and Chief Executive Officer and we appointed three new directors. The new Chairman agreed to purchase 1,861,618 shares of our common stock owned by two of the former officers and directors and other shareholders. The new management team initially developed a strategic plan to acquire and develop cash flow positive businesses. After an analysis of the market, management determined to primarily focus on building a diversified wireless business. FTS Wireless Inc., a wholly owned subsidiary, was organized as a Florida corporation in February 2003 to acquire and develop a chain of retail wireless locations in the Gulf Coast market of Florida. On January 26, 2004, we changed our name to FTS Group, Inc. to reflect the change in our operations. Additionally, on that date, we changed our state of incorporation from Colorado to Nevada. In January 2006, we acquired See World Satellites, Inc., a regional service provider for Dish Networks, Inc., as a wholly owned subsidiary.

BUSINESS

We develop, invest in and acquire cash-flow positive businesses and viable business projects, primarily in the wireless industry. Through our wholly-owned subsidiary FTS Wireless, Inc., we are engaged in a targeted, strategic development strategy to consolidate the highly fragmented cellular phone and services industry. As of March 1, 2006, we operated nine retail wireless locations in the Florida market. Over the past twenty-four months we have grown our business by developing and acquiring additional retail locations, as well as adding new products and services to all of our existing locations.

We operate our business as a "Bricks and Clicks" model. On the "Bricks" side of our business we operate a chain of nine retail wireless locations in the Gulf Coast market of Florida. We distribute wireless products and services from three of the nation's largest wireless carriers, Cingular Wireless, Sprint PCS and Nextel, in the Gulf Coast market of Florida and selected markets around the country. In addition we distribute handsets and sell service plans for Dallas-based Metro PCS. Metro PCS is a leading regional wireless carrier offering unlimited rate plans and unlimited text messaging plans from $35 dollars a month to customers without the need of a credit check or signing of an annual contract. Metro customers pay their wireless bill at any Metro PCS approved location for a service charge. As of March 1, 2006 six of our retail locations were approved to sell Metro PCS products and services.

On the "Clicks" side of our business model we own and operate two Internet based e-commerce wireless businesses; www.SatPhoneCentral.com, and www.CellChannel.com. We drive traffic to these businesses by offering in store specials and discounts in our retail stores as well as traditional online advertising. SatPhoneCentral.com is focused on renting and selling Global Star satellite wireless products and services to retail and business customers. CellChannel.com primarily markets and distributes wireless accessories, products and content such as custom MP3 ring tones, wallpaper and games primarily to retail and Internet customers.

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

THE MARKET FOR OUR PRODUCTS AND SERVICES

According to the semi-annual wireless industry survey released in June 2005 by the Cellular Telecommunications & Internet Association, or CTIA, 2005 was the highest growth year to date, with subscriber growth up 25 million to 194.5 million subscribers. According to a trends study from Deloitte Research, by the close of 2005, wireless subscriptions should hit nearly 2 billion on a world wide basis, with cellular mobile dominating the wireless technology field. Another key industry indicator is Minutes of Usages, or MOU, which rose 30.1% year over year in 2005. According to the CTIA, wireless penetration rates in the U.S. were over 65 percent.

We believe the increase in wireless subscribers and the substantial increase in MOU validates our business model and represents a significant opportunity for us to continue to gain market share and increase our retail and Internet distribution channels within the markets in which we operate. We have targeted our marketing and product mix towards certain niche sectors of the industry. In the third quarter of 2005, a new wireless carrier called Metro PCS entered our key market of Tampa/St. Petersburg. As of March 1, 2006, we had six retail locations that are approved to market and distribute Metro PCS products and services. Metro PCS offers customers unlimited service plans starting at $35 per month. The key differentiator is that customers do not have to enter into an annual contract or go through a credit check of any kind. The business model has been very well received in our market and Metro currently has more than 2 million subscribers. Our expansion plans for 2006 include opening additional Metro PCS approved locations as they roll out new markets during the second half of 2006.

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

For Cingular Wireless we have an agreement in place with Philadelphia-based Master Agent Digital Communications Warehouse to market and sell Cingular products and services in approximately 19 markets around the country. For Sprint PCS we have an agreement in place with Colorado-based Master Agent Wireless Channels, Inc. to market and sell Sprint/NEXTEL products and services anywhere in the United States.

We activate and rent satellite phones through an agreement with GlobalStar. GlobalStar is one of the largest satellite communications providers in the world.

PRE-PAID

We have marketing and distribution rights from a number of national pre-paid wireless carriers known as Mobile Virtual Network Operators, or MVNOs. MVNOs resell airtime from the national carriers. We resell products and services from a number of other MVNOs such as Air Voice Wireless, Virgin Mobile, STI-Mobile and Boost Mobile through agreements with our third parties service providers. We are generally able to market and sell products and services from the MVNO in any market the MVNO operates. We derive revenue from the sale of wireless handsets and the sale of prepaid wireless airtime.

METRO PCS

Metro PCS is a regional wireless carrier based in Dallas, Texas with more than 2 million subscribers in various markets around the U.S. including Miami, Tampa, Atlanta and Sacramento. We distribute Metro PCS wireless handsets and service plans at six of our Metro PCS approved retail wireless locations in the Tampa/ St. Petersburg market. Metro PCS owns its own network and is therefore not considered an MVNO. Since Metro PCS owns its network it has the ability to offer its customers superior rate plans in its local market. Metro markets unlimited anytime minute plans, unlimited long distance and unlimited text messaging plans beginning at $35 per month with no credit check or service contract required.

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

- Sprint/NEXTEL;
- Cingular;
- T-Mobile;
- Verizon Wireless and
- Metro PCS.

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

LOCAL WIRELESS RETAILERS

We compete with a variety of smaller independent retailers. Our main competitors are:

- Beepers N Phones, which operates approximately 25 stores in the state of Florida and promotes several brands of wireless products.

- PCC Wireless, which operates approximately 10 stores in the state of Florida and promotes several brands of wireless products and services.

- GCS Wireless which operates approximately 10 stores in Florida and primarily promotes products and services from only one wireless carrier.

We also compete with a variety of smaller, independent retailers operating less than three stores. We compete against these retailers by offering a broad product range and superior customer service.

MARKETING

We depend on advertising and marketing to attract new customers. We currently advertise in local print publications, including daily newspapers and weekly publications, advertise on the Internet, Radio and in flyers. Additionally, we run in store product related promotions including a referral program geared at generating new business through our existing customer base. We currently spend between $3,000 and $5,000 per month on advertising depending on the placement of our ads. During times of increased advertising, we spend approximately $5,000 to $7,500 or more per month on new product roll-outs and marketing campaigns including print, Internet and television media advertising. We believe our advertising campaigns have increased foot traffic in our stores and increased our overall name recognition.

SUPPLIERS

We buy wireless handsets from our Master Agents and other designated distributors. We purchase all of our Metro PCS handsets from Bright Point, one of the largest handset distributors in the world. For Sprint/Nextel we purchase our handsets from our Master agent, Wireless Channels. For Cingular we purchase our handsets from DCW.

We purchase accessories from various dealers depending on price and product availability.

We purchase satellite supplies directly from Echostar Satellite, LLC for the regional service provider side of our business and from All Systems, Inc. a national master agent for the retail side of our business.

INVESTMENTS

In March 2003, we acquired 30,000 shares of preferred stock in Vidyah, Inc., a private technology company, for $15,000 in cash. Holders of the Vidyah preferred stock have the same voting rights as holders of the common stock. The preferred stock has liquidation rights and is convertible, at the holder's option, into an equivalent number of shares of common stock, subject to certain adjustments. Vidyah provides comprehensive technology learning solutions, certification programs, and customized learning for a variety of Fortune 1000 companies, including, Disney, Sony, Microsoft, IBM, Cisco Systems, Harvard
University, etc. We purchased an interest in Vidyah.com because we believe Vidyah represents an attractive investment that will increase in value over time.

In November 2005, we acquired a 40% stake in Bucharest, Romania-based mobile game developer Maxim Software SRL for $5,000 in cash. Maxim creates, develops and markets mobile games in the Asian and European markets. As part of the agreement, we acquired exclusive U.S. distribution rights to Maxims portfolio of mobile games. Maxim will also develop a proprietary wireless content software product for us to be implemented on CellChannel.com.

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

EMPLOYEES

As of December 31, 2005, we had twelve full time employees. One of our employees is at the corporate level, our Chairman and Chief Executive Officer and Interim CFO Scott Gallagher. In connection with our cellular phones and accessories business, we employ eleven full time individuals and one part time individual to run our Florida stores.

We expect to hire additional employees over the next twelve months as our business grows. From time-to-time, we engage the services of outside consultants to assist in our business, including attorneys, accountants, and marketing and advertising personnel. We may engage the services of additional individuals in the future as our business needs dictate and our financial resources permit.

ITEM 2. DESCRIPTION OF PROPERTY.

As of March 1, 2006, we have nine leases for our retail stores and our corporate facilities in Tampa, Florida. Our retail stores are located in the counties of Hillsborough and Pinellas, generally within 30 miles of Tampa, Florida. The retail stores vary in size from 500 to 2,000 square feet. Our principal office is located in approximately 1,500 square feet of the leased facilities in Tampa, Florida. The minimum aggregate monthly rental commitment for the retail stores is $9,429. The terms of the leases vary from month to month to three years with a three-year option.

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

Year Ended	High	Low
2004
March 31	$.40	$.15
June 30	$.27	$.15
September 30	$.17	$.09
December 31	$.18	$.09

2005
March 31	$.23	$.10
June 30	$.13	$.075
September 30	$.095	$.046
December 31	$.05	$.021

2006
April 15*	$.138	$.029

* Through April 15, 2006.

We had approximately 157 record holders of our common stock as of February 15, 2006.

DIVIDEND POLICY

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. In July 2004, our Board of Directors approved a 10% warrant dividend to stockholders of record on August 28, 2004. The warrant allows stockholders of record to purchase one new share of common stock at $.25 for each ten common shares owned. The warrant expires in three years. No cash dividends on the common stock have been paid or declared by the Board to date. We do not anticipate any cash dividends being paid out in the near future.

TRANSFER AGENT

Our transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway Suite 102, Frisco, Texas 75034. Their phone number is (469) 633-0101.

RECENT SALES OF UNREGISTERED SECURITIES

FINANCING

In December we agreed to issue 35,520,424 restricted shares to a group of institutional investors relating to the purchase of notes. We also agreed to issue 53,280,636 warrants at prices of $.0239 and $.02868.

STOCK ISSUANCE TO OFFICERS AND DIRECTORS

During November 2005, we issued 1,500,000 restricted shares of common stock to secure an employment contract with Scott Gallagher, our Chief Executive Officer.

EQUITY LINE OF CREDIT

During the first quarter we issued 2,085,426 shares under our equity line of credit for proceeds of $270,994.

No shares were issued during the second and third quarter under our equity line of credit.

During the fourth quarter we issued 5,474,880 shares under our equity line of credit for proceeds of approximately $144,852.

The primary use of proceeds from funds raised throughout the year of our Equity Line of Credit was to repay notes from Dutchess Private equities and officers.

We canceled our equity line of credit as of December 31,2005.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Historically and through the year ended December 31, 2001, we operated exclusively in the apparel industry. In January 2002, we experienced a management change after the prior management team was unable to raise the required funds to continue in the apparel business. Our business now focuses on developing and acquiring cash-flow positive businesses and viable business projects, primarily those in the wireless and technology industries. As of March 15, 2005, we operated a total of nine retail locations. Due to continuing losses from operations, the independent registered public accountant that audited our financial statements for the year ended December 31, 2005 assessed that there was substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Sales revenues for the year ended December 31, 2005 increased $598,449, or 84%, to $1,310,731, as compared to $712,282 for the year ended December 31, 2004. The increase in sales revenues was primarily related to the acquisition and development of new stores and opening of new retail outlets.

Cost of Goods Sold for the year ended December 31, 2005, increased $588,985 to $1,110,645, as compared to $521,660 for the year ended December 31, 2004. The increase in Cost of Goods Sold is primarily related to the overall growth of our business and increased buying levels of wireless handsets, airtime, devices, and accessories.

Selling, General and Administrative expense for the year ended December 31, 2005 decreased $424,274 to $1,767,563 as compared to $2,191,837 for the year December 31, 2004. The decrease in Selling, General and Administrative expenses were primarily related to more efficient operating cost as well as reduced investor relations and public relations services and reduced cost’s incurred in the area of capital raising.

Interest expense increased to $422,259 for the year ended December 31, 2005 from $212,638 for the year ended December 31, 2004. The increase was due mainly to the accrual of interest on promissory notes as part of the capital raised during the year ended December 31, 2005.

We had a net loss of $1,997,236 for the fiscal year ended December 31, 2005, as compared to net loss of $2,328,353 for the fiscal year ended December 31, 2004. The decrease in net loss was primarily due to lowered consulting fees, financing-related expenses, new store openings and increased operating expenses.

As of December 31, 2005, we had an accumulated deficit of $10,305,762.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, total current assets increased to $1,323,143 versus $175,862 as of December 31, 2004. Current assets consisted of $803,079 of cash, $12,201 of accounts receivable, $33,180 of inventories and $474,683 of prepaid expenses and current assets.

As of December 31, 2005, total current liabilities decreased to $549,035 from $648,724 as of December 31, 2004. Current liabilities consisted of $468,185 of accounts payable and accrued expenses and notes payable to related parties of $80,850.

We will require additional capital to support strategic acquisitions and our current expansion plans. We raised funds from institutional investors during 2005 through the sale convertible promissory notes, equity securities and the issuance of warrants. During 2005 we had an equity line of credit with Dutchess Private Equities Fund. This facility provides us with access to a maximum of $6 million in financing subject to certain terms and conditions. Additionally, we raise funds through private placements of our equity that may involve dilution to our existing shareholders.

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

SUBSEQUENT EVENTS

On January 3, 2005, we acquired See World Satellites, Inc., a Pennsylvania corporation. We paid $500,000 at the closing of the transaction on January 3, 2006. We agreed to pay an additional $500,000 into an escrow account to be held until all material contracts held by See World have been executed, amended or modified to acknowledge our acquisition of See World and/or to make us a party to each agreement such that we have full benefit of the agreements.

At the closing, we also issued to See World a two year secured promissory note in the sum of $3,500,000. The Note does not pay interest. Pursuant to the terms of the Note, we agreed to pay to See World seven equal cash installments of $250,000. The initial installment is payable 90 days after closing and the remaining installments are payable every three months thereafter. We also agreed to make additional payments of $1,000,000 on January 3, 2007 and $750,000 on April 3, 2008. The Note is secured against the assets of See World.

We also agreed to issue to Richard Miller $1,000,000 worth of our convertible preferred stock within three days of the completion of our 2005 audit. The value of the shares will be based on the closing price of our stock on January 3, 2006.

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

REVENUE RECOGNITION

We recognize net revenues from wholesale product sales upon the transfer of title and risk of ownership to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in the cost of sales. We also recognize revenue from the sale and activation of wireless handsets and related accessories.

ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, we consider all short-term debt securities with maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense when incurred; major renewals and betterment are capitalized. When property or equipment is sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in the results of operations. Depreciation is calculated using the straight line method over the estimated useful lives of the respective assets.

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

GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

We periodically review the carrying amount of property and equipment. We determine whether current events or circumstances warrant adjustments to carrying amounts of long lived assets. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair market value. Considerable judgment is necessary for estimating the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first in first out method) or market value.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected and you may lose some or all of your investment.

WE HAD A LOSS FOR THE YEAR ENDED DECEMBER 31, 2005 THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $2,328,353 for the year ended December 31, 2004 and a net loss of $1,997,236 for the year ended December 31, 2005. Our future operations may not be profitable if we are unable to develop and expand our wireless business and our Internet operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to advertise our products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our audited financial statements for the fiscal year ended December 31, 2005, reflect a net loss of $1,997,236 and stockholders' equity of $212,411 as of December 31,2005. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not developed to meet our working capital needs. If we can not obtain additional funding as needed, our business may fail.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our articles of incorporation authorize the issuance of 150,000,000 shares of common stock. As of February 15, 2006 we have 114,589,131 shares of our common stock issued and outstanding. We are also authorized to issue 150,000 shares of our Series A 10% convertible preferred stock of which no shares are issued or outstanding and 4,850,000 undesignated preferred shares of which no shares are issued or outstanding. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

We earn revenues by providing cellular and satellite activations for major wireless carriers such as Metro PCS, Cingular, Sprint/Nextel, and GlobalStar. These agreements are partly based on geography and we signed contracts to earn revenues from activations in Florida. Our agreements may be cancelled at any time by either party. If any of our agreements are cancelled, we will not earn activations through that carrier which will cause our revenues to decrease. If we do not provide activations for a broad line of carriers, our stores will not be as competitive. As a result, our revenues may decrease and we may not become profitable.

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

/s/ Withum Smith & Brown, P.C.
-----------------------------
Princeton, New Jersey
March 7, 2005, except for note 15 which is dated March 31, 2005

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2220
Tel: (713) 272-8500
E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FTS Group, Inc.:

We have audited the accompanying consolidated balance sheet of FTS Group, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTS Group, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 13.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ R. E. Bassie & Co.

Houston, Texas
April 10, 2006

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

Assets	2005	2004
Current assets:
Cash, $560,000 restricted at December 31, 2005	$803,079	$7,949
Accounts receivable	12,201	87,485
Inventories	33,180	44,998
Prepaid expenses and current assets	474,683	35,430
Total current assets	1,323,143	175,862

Property and equipment, net of accumulated depreciation	208,210	124,555
Unamortized discount on convertible debt	380,690	-
Unamortized debt issuance costs	46,313	-
Investment in private entity	-	7,500
Deposits	16,139	19,489
Total assets	$1,974,495	$327,406

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	468,185	259,723
Notes payable to individuals	-	37,250
Notes payable to related parties, net of discount	80,850	111,751
Note payable - Dutchess Advisors	-	240,000
Total current liabilities	549,035	648,724

Convertible debentures	1,213,049	100,493

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Common stock, $.001 par value. Authorized 150,000,000 shares:
102,098,756 shares issued and outstanding at December 31, 2005,
37,882,183 shares issued and outstanding at December 31, 2004	102,099	37,882
Additional paid-in capital	10,416,074	7,848,833
Accumulated deficit	(10,305,762)	(8,308,526)
Total stockholders' equity (deficit)	212,411	(421,811)

Commitments and contingent liabilities

Total liabilities and stockholders' equity	$1,974,495	$327,406

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenues	$1,310,731	$712,282

Costs and expenses:
Cost of sales	1,110,645	521,660
Selling, general and administrative	1,767,563	2,191,837
Total costs and expenses	2,878,208	2,713,497

Operating loss	(1,567,477)	(2,001,215)

Other income (expenses):
Unrealized loss on investments	(7,500)	(7,500)
Impairment loss	-	(107,000)
Interest expense	(422,259)	(212,638)
Total other income (expenses)	(429,759)	(327,138)

Net loss from operations before taxes	(1,997,236)	(2,328,353)

Provision for income taxes	-	-

Net loss applicable to common shareholders	$(1,997,236)	$(2,328,353)

Net loss applicable to common shareholders:
Basic and diluted	$(0.04)	$(0.08)

Weighted average common shares:
Basic and diluted	55,986,790	27,459,250

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional			Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Deferred	stockholders'
	shares	amount	shares	amount	capital	deficit	compensation	equity

Balance, December 31, 2003	-	$-	18,141,564	$18,142	$5,465,030	$(5,943,196)	$(146,550)	$(606,574)

Issuance of common shares for cash	-	-	6,000,000	6,000	411,341	-	-	417,341

Issuance of common shares for services	-	-	7,994,720	7,994	1,212,207	-	-	1,220,201

Conversion of debentures in shares of common
stock	-	-	3,570,030	3,570	346,521	-	-	350,091

Issuance of common shares for acquisition
of assets	-	-	30,000	30	2,070	-	-	2,100

Issuance of common shares for through equity line	-	-	2,145,869	2,146	374,687	-	-	376,833

Amortization of deferred compensation	-	-	-	-	-	-	146,550	146,550

Issuance of stock warrants as dividends on
common shares	-	-	-	-	36,977	(36,977)	-	-

Net loss	-	-	-	-	-	(2,328,353)	-	(2,328,353)

Balance, December 31, 2004	-	-	37,882,183	37,882	7,848,833	(8,308,526)	-	(421,811)

Issuance of common shares for cash	-	-	13,461,300	13,461	868,837	-	-	882,298

Issuance of common shares for services	-	-	6,572,500	6,573	624,277	-	-	630,850

Conversion of debentures in shares of
common stock	-	-	522,086	522	50,494	-	-	51,016

Issuance of common shares through equity line	-	-	8,140,263	8,140	451,513	-	-	459,653

Issuance of common shares on convertible debt	-	-	35,520,424	35,521	352,585	-	-	388,106

Issuance of stock warrants on convertible debt	-	-	-	-	219,535	-	-	219,535

Net loss	-	-	-	-	-	(1,997,236)	-	(1,997,236)

Balance, December 31, 2005	-	$-	102,098,756	$102,099	$10,416,074	$(10,305,762)	$-	$212,411

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(1,997,236)	$(2,328,353)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	35,974	15,851
Impairment of long-lived assets	-	107,000
Common shares issued for services	630,850	1,220,201
Unrealized loss on investment in private entity	7,500	7,500
Decrease in deferred compensation	-	146,550
Amortization of debt discount	180,893	98,107
(Increase) decrease in operating assets:
Accounts receivable	75,284	(83,580)
Inventories	11,818	(37,239)
Prepaid expenses	747	(33,918)
Other assets	10,850	(1,839)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	322,011	(24,954)
Net cash used in operating activities	(721,309)	(914,674)

Cash flows from investing activities:
Capital expenditures for property and equipment	(119,629)	(194,729)
Net cash used in investing activities	(119,629)	(194,729)

Cash flows from financing activities:
Proceeds from issuance of stock	882,298	417,341
Proceeds for stock to be issued	-	54,765
Proceeds from convertible debentures	1,263,000	-
Proceeds from stock issued under equity line	-	376,833
Proceeds from note payable to Dutchess Advisors	560,000	450,500
Proceeds from notes payable to individuals	-	98,250
Repayments of note payable to Dutchess Advisors	(921,022)	(266,485)
Repayments of debenture loan	(26,876)	-
Repayments of notes payable to individuals	(37,250)	(61,000)
Increase in amounts due to related parties	84,000	140,235
Repayment of loans from related parties	(168,082)	(99,974)
Net cash provided by financing activities	1,636,068	1,110,465

Net increase in cash	795,130	1,062

Cash at beginning of year	7,949	6,887
Cash at end of year	$803,079	$7,949

Supplemental schedule of cash flow information:
Interest paid	$93,133	$188,344

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$51,016	$350,091

Stock issued in exchange for acquisition of assets	$-	$2,100

See accompanying notes to consolidated financial statements

FTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(1)	Summary of Significant Accounting Policies

Organization, Ownership and Business

FTS Group, Inc. (the "Company"), was incorporated under the laws of the State of Nevada. The Company is engaged in the acquisition and development of a chain of full service retail wireless stores. The Company’s primary business is the marketing, sale and activation of cellular and satellite handsets, satellite television activations and installations, cellular accessories and other related wireless products such as Wi-Fi service and related access equipment for residential or business purposes.

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

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at December 31, 2005. When the Company completed its impairment testing for the year ended December 31, 2004, it determined that the value of assets acquired related to certain store locations were impaired in the amount of $107,000.

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

Earnings Per Share

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2005 and 2004, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2)	Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2005	2004
Leasehold improvements		$180,937	$-
Furniture and fixtures		54,208	19,460
Equipment		20,890	5,273
Vehicles		11,927	2,100
Construction in progress		-	121,500
Total property and equipment		267,962	148,333
Less accumulated depreciation and amortization		59,752	23,778
Net property and equipment		$208,210	$124,555

(3)	Convertible Debt

During 2005 the Company raised a total of $1,820,690 from the issuance of $1,896,551 Secured Convertible Promissory Notes with selected subscribers. The Notes were issued at an original discount of 21%. On December 29, 2005, the Company received $1,000,000 of the proceeds and a further $470,000 in January, 2006. Both amounts were after discount, but before expenses. The Company agreed to issue 100 class A, and 50 class B warrants for each 100 shares on the closing date of the issuance of the Notes, assuming complete conversion. The Company also agreed to issue 35,520,424 shares of common stock to be distributed pro rata to purchasers of the Notes (the common stock was issued effective December 29, 2005 and is included in the number of shares issued and outstanding at December 31, 2005). The Conversion prices of the Notes, class A warrants, and class B warrants as stated on the Notes are $0.04, $0.02868 and $0.0239 respectively.

(4)	Convertible Debentures

During February 2003 the Company completed an additional debenture offering. Pursuant to a subscription agreement with Dutchess Private Equities Fund, LP ("Dutchess") the Company received $212,500 from the sale of 6% secured convertible debentures. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the Company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The Company has registered the underlying shares on Form SB-2. As of December 31, 2005 and 2004 the amount of debentures outstanding was $100,493 and $450,586, respectively. During 2004 Dutchess converted $350,093 worth of debentures into 3,570,030 shares of stock.

During the year ended December 31, 2004 the Company issued approximately 3,570,030 shares to Dutchess Private Equities Fund, LP to reduce its balance by $350,091. At December 31, 2004 the outstanding unconverted debenture totaled $100,493, which has since been converted into approximately 1,004,930 shares of stock of Dutchess.

(5)	Equity Line of Credit

The Company entered into an investment agreement in 2004 for an equity line of credit with Dutchess Private Equities Fund. The agreement provides for a maximum of $6,000,000 with 15,000,000 shares of common stock registered and available to repay credit line advances. Shares are convertible based on 93% of the three-day average of the lowest three out of five days subsequent to a put for funds. At December 31, 2004, 12,854,131 shares were available under the terms of the equity line agreement. During 2004, the Company raised $376,833 from the equity line of credit.

(6)	Notes Payable to Individuals

In 2005 the Company borrowed approximately $70,000 from an officer of the Company. The loan was converted to a note which carried a 20% premium to the face value.

(7)	Note Payable - Dutchess Equities Fund

The Company signed a short-term Note payable to Dutchess Equities Fund, II L.P. in the amount of $500,000 which was due in May of 2005. The loan bears interest at a rate of 12% per annum, it includes a 20% premium. The premium in the amount of$100,000 has been charged to the interest expense for 2005. The loan was paid back timely.

750,000 shares of common stock were issued to Dutchess as inducement for entering into the financing.

During the year ended December 31, 2005, the Company also borrowed, under short term loan agreements, $60,000 from Dutchess Private Equities Fund bearing an interest rate of 12% per annum, it includes a 20% premium. The entire balance was repaid during 2005.

(8)	Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	December 31
	2005	2004
Federal statutory income tax rate	(659,000)	(792,000)
	659,000	792,000
	-	-

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	December 31
Reconciling items:	2005	2004
Net operating loss carryforward:	$3,244,000	$2,585,000
Less valuation allowance	(3,244,000)	(2,585,000)

Net deferred tax asset	$-	$-

The net operating loss carryforward of approximately $10,000,000 will expire through 2024.

At December 31, 2005, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(9)	Operating Leases

The Company leases real property for its seven retail locations. Five of the locations have lease terms ranging from six months to three years while two locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Year	Annual
Ending	Payments
2006	$95,439
2007	53,807
2008	633
$149,879

Rent expense was $165,392 and $135,447 for the years ended December 31, 2005 and 2004, respectively.

(10)	Concentration of Credit Risk

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 90% of their telephone supplies from two vendors. Additionally, these same two vendors are also major customers of the Company who provide over 60% of revenue.

(11)	Stock

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

During June of 2005, the Company filed Form SB-2 Registration Statement with the Securities and Exchange Commission to register 47,501,563 shares of common stock. In conjunction with this registration statement the Company incurred legal and accounting costs of approximately $25,000. The SB-2 Registration statement was declared effective by the Securities and Exchange Commission in August of 2005.

During the three months ended March 31, 2005, the Company issued 12,200,050 shares of common stock to a group of accredited investors in private placements at an average price of $.08 per share for gross proceeds of $769,460 after 10% commission and 3% expense fee. In accordance with the subscription agreement, the investors will receive two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.08 and B warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

During the three months ended March 31, 2005, $51,017 worth of debentures was converted into 1,004,930 shares of stock relating to the Company's convertible debenture with Dutchess Private Equities Fund. The convertible debenture was fully extinguished during the period.

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

The two notes received from related parties required the Company to issue 932,000 of common stock as an inducement to provide the financing. Proceeds in the amount of $186,200 borrowed from two of its officers have been allocated $131,435 to notes payable and $54,765 to the value of the common stock to be issued to the individuals based on their relative fair values. The difference between the amount to be repaid aggregating $223,440 and the $131,435 represents a debt discount in the amount of $92,005 which was recorded by the Company. This amount is being amortized over the life of the loans. For the year ended December 31, 2004, the Company has amortized $42,073 leaving an unamortized debt discount of $49,931 at December 31, 2004.

During the quarter ended December 31,2005 the Company issued 1,500,000 to our chief executive officer as required under a new employment agreement dated November 15, 2005.

During the quarter ended December 31, 2005 warrants were exercised at $.03 per share for the purchase of 762,500 shares of common stock.

During the quarter ended December 31, 2005 the Company issued 5,474,880 shares under our equity line of credit for proceeds of $134,575 after fee’s.

During the quarter ended December 31, 2005, the Company issued 35,520,424 shares of common stock relating to a financing closed on December 29, 2005.An 8-k detailing this issuance was filed with the Securities and Exchange Commission on January 5, 2006.

(12)	Warrants and Options

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the "Plan"), adopted in July 1997. For the year ended December 31, 2005 the Company has not granted any options. Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board of Directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options granted under the Plan is ten years. The effect of applying SFAS 123 on a pro forma basis was $0 for the year ended December 31, 2005 and 2004 because all of the options were granted and fully vested prior to 2003. Changes in options outstanding under the plan are summarized as follows:

	Number of shares	Weighted Average Exercise Price

Outstanding at December 31, 2005	598,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2005	598,000	$1.50

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The following table summarizes information about fixed price stock options:

OUTSTANDING AND EXERCISABLE

Weighted	Weighted	Weighted	Weighted
Average	Average	Average	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
0.81-1.38	4,000	6.1 years	$1.14
1.50-2.75	594,000	6.7 years	$1.50

The following details warrants outstanding as of December 31, 2005:

The Company had 3,000,000 warrants outstanding relating to a dividend declared to stockholders of record on August 27, 2004. The warrants have an exercise price of $0.25 and expire on August 7, 2007. The Company does not expect these warrants to be exercised in the near future because the exercise price exceeds the current stock price.

In accordance with the subscription agreement relating to the private placement the Company closed during the period ending March 31,2005. The Company issued the following warrants. Investors received two classes of warrants, Series A and Series B warrants, for each share of common stock purchased. The B warrants have an exercise price of $0.08 and A warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities

	2005	2005
	Underlying	Exercise
	Shares	Price

Warrants issued during 2000	1,036,000	$1.50
Warrants issued during 2004
(10% Warrant Div)	3,000,000	$0.25

Warrants issued during 2004 and 2005
A Warrants	15,431,250	$.10
B Warrants	14,170,250	$.03

On September 28, 2005, our Board of Directors reduced the exercise price of the A warrants from $0.12 to $0.10. Additionally, our Board of Directors reduced the exercise price of the B warrants from $0.08 to $0.03.

In accordance with the subscription agreement relating to the private placement closed on December 29, 2005 the Company issued the following warrants. Investors received two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $.02868 and the B warrants have an exercise price of $.0239. The Company filed the terms and conditions of the financing and registration rights in January of 2006 on Form 8-K. The funds raised in the private placement were primarily used for the acquisition of the Companies wholly owned subsidiary See World Satellites, Inc.

	2005	2005
	Underlying	Exercise
	Shares	Price

Warrants issued in December 2005
A Warrants	35,520,424	$.02868
B Warrants	17,760,212	$.0239

(13)	Going Concern

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

(14)	Subsequent Events

On January 3, 2005, the Company acquired See World Satellites, Inc., a Pennsylvania corporation. The Company paid $500,000 at the closing of the transaction on January 3, 2006. The Company agreed to pay an additional $500,000 into an escrow account to be held until all material contracts held by See World have been executed, amended or modified to acknowledge our acquisition of See World and/or to make us a party to each agreement such that we have full benefit of the agreements.

At the closing, the Company also issued to See World a two year secured promissory note in the sum of $3,500,000. The Note does not pay interest. Pursuant to the terms of the Note, the Company agreed to pay to See World seven equal cash installments of $250,000. The initial installment is payable 90 days after closing and the remaining installments are payable every three months thereafter. The Company also agreed to make additional payments of $1,000,000 on January 3, 2007 and $750,000 on April 3, 2008. The Note is secured against the assets of See World.

The Company also agreed to issue to Richard Miller $1,000,000 worth of our convertible preferred stock within three days of the completion of the 2005 audit. The value of the shares will be based on the closing price of our stock on January 3, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in accountants were previously reported on Form 8-K. We had no disagreements with our accountants in 2004 or 2005.

ITEM 8A. CONTROLS AND PROCEDURES.

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
CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-KSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following individuals presently serve as officers and directors of the Company.

Name	Age	Position
Scott Gallagher	39	Chairman of the Board of Directors, Chief Executive Officer and President

David R. Rasmussen	39	Director, Chief Operating Officer

All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

SCOTT GALLAGHER. Mr. Gallagher has been Chairman of the Board of Directors and our Chief Executive Office since January of 2002. Prior to joining us, Mr. Gallagher was the founder and President of About-Face Communications, LLC, a privately-held business consulting firm located in Yardley, Pennsylvania. Prior to founding About-Face Communications, LLC, Mr. Gallagher was the Chief Investment Officer and a general partner with the Avalon Investment Fund, a private hedge fund based in New York City and Philadelphia. Mr. Gallagher previously held S.E.C. licenses series 7, 63 and 24 all of which were retired in good standing.

DAVID R. RASMUSSEN. Mr. Rasmussen has served on our board of directors since February 10, 2002. On February 1, 2006, Mr. Rasmussen became our Chief Operation Officer and the Chief Executive Officer of our wholly-owned subsidiary, See World Satellites, Inc. Prior to joining us, Mr. Rasumussen was employed with ERC, Inc., a subsidiary of General Electric as an IT project Manager. In that position, he was charged with providing IT solutions that enable business to drive core processes and grow profitable relationships. Mr. Rasmussen received a Bachelor's degree in Computer Technology from Rockhurst University in Kansas City Missouri. He was in the United Sates Air Force and Reserves for eight years as a communications specialist.

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

AUDIT COMMITTEE

Our full Board of Directors performs the functions usually designated to an Audit Committee. As of December 31, 2005, we did not have a director on our board that met the definition of “audit committee expert” as set forth in Item 401(e)(2) of Regulation S-B. We are currently searching for a director that meets such requirements. We employee an outside firm to advise and consult management and the Board on all matters relating to our financial statements.

COMPLIANCE WITH SECTION 16(A).

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2004, we believe Forms 3, 4 and 5 were timely filed.

CODE OF ETHICS

We have adopted a Code of Ethics. A copy of our Code of Ethics was filed with our Form 10-KSB for the period ending December 31, 2003. We will provide a copy of our Code of Ethics to any shareholder without charge upon a written request.

ITEM 10. EXECUTIVE COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer during the last three fiscal years. No other executive officer received compensation in excess of $100,000 during 2005. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

Summary Compensation Table
Annual Compensation

				Other Annual
Name and Position	Year	Salary		Compensation
Scott Gallagher	2005	$100,000	(3)	$50,000
Chairman and CEO	2004	$100,000	(2)	$25,000
	2003	$100,000	(1)	$25,000

(1) In 2003, Mr. Gallagher was issued 1,000,000 common shares in lieu of cash. Mr. Gallagher’s contract includes an annual bonus of at least $25,000.

(2) n 2004, Mr. Gallagher was issued 625,000 restricted common shares in lieu of cash. Mr. Gallagher’s annual bonus for 2004 was $25,000.

(3) In 2005 Mr. Gallagher was granted an annual bonus of $50,000. At December 31, 2005 the bonus remained unpaid.

COMPENSATION AGREEMENTS

We have three-year employment agreements with our Chief Executive Officer and our Chief Operating Officer as follows:

On February 1, 2006, the Company entered into an employment agreement with Mr. Scott Gallagher to serve as the Company’s Chief Executive Officer and as Chairman of the Board of Directors. Under the terms of such agreement, Mr. Gallagher will receive an initial grant of 1,500,000 restricted shares of common stock of the Company. For an initial term of 3 years, Mr. Gallagher is to receive a base salary of $200,000 per year. Mr. Gallagher will also be eligible for cash and stock bonuses annually depending upon the performance of the Company.

On February 1, 2006, the Company entered into an employment agreement with Mr. David R. Rasmussen to act as the Company’s Chief Operating Officer and as Chief Executive Officer of the Company’s wholly-owned subsidiary, See World Satellites, Inc. Under the terms of such agreement, Mr. Rasmussen will receive an initial grant of 1,500,000 restricted shares of common stock of the Company. For an initial term of 3 years, Mr. Rasmussen is to receive a base salary of $150,000 per year. Mr. Rasmussen will also be eligible for cash and stock bonuses annually depending upon the performance of the Company.

We do not currently have any outside directors. In 2005, we paid our directors who are also our employees, $2,000 per quarter. In February 2006, we eliminated board compensation for 2006

We did not grant stock options in 2004 or 2005. Additionally, no stock options were exercised by any of the named executive officers in 2004 or 2005.

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

	AMOUNT AND
	NATURE OF
	BENEFICIAL	PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNERSHIP	OF CLASS(2)

Scott Gallagher	11,581,451	10.1%

David R. Rasmussen	1,637,500	1.4%
Alpha Capital Aktiengesellschaft (3)	4,850,866	4.2%
Pradafant 7, Furstentums 9490
Vaduz, Liechtenstein

LeRoyLandhuis (4)	7,825,518	6.8%
212 N. Wahsatch Avenue,
Suite 301
Colorado Springs, CO80903

All directors and current executive officers as a group (5 persons)	25,895,335	22.6%

* Less than 1% of outstanding shares of Common Stock.

(1) The address of all individual directors and executive officers is c/o FTS Group, Inc., 7610 West Hillsborough Ave., Tampa, Florida 33615.

(2) The number of shares of common stock issued and outstanding as of February 15, 2006 was 114,589,131 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on as of February 15, 2006, plus shares of common stock subject to options and warrants held by such person on February 15, 2006 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(3) This information is based on a 13G filed on February 9, 2006 by Alpha Capital Aktiengesellschaft.

(4) This information is based on a 13G filed on December 3, 2002 by Mr. Landhuis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the quarter ended September 30, 2005, our Chief Executive Officer advanced additional funds totaling $70,661 to us. During the fourth quarter, these advances were converted to a note with an interest rate of 20% per annum. The note must be repaid by August 2007.Mr. Gallagher was issued 1,000,000 shares of restricted stock relating to the loan agreement.

ITEM 13. EXHIBITS.

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

3.3 Amendment to the Articles of Incorporation (included as exhibit 10.1 to the Form 8-K filed March 13, 2006, and incorporated herein by reference).

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

4.14 A Warrant Form (included as Exhibit 4.1 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

4.15 B Warrant Form (included as Exhibit 4.2 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

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

10.26 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

10.27 Promissory Note between the Company and Alpha Capital Aktiengesellschaft (included as Exhibit 10.1 to the Form 8-K filed January 5,2006, and incorporated herein by reference).

10.28 Subscription Agreement between the Company and certain subscribers, dated December 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.29 Guaranty Agreement between the Company and certain lenders, dated December 29, 2005 (included as Exhibit 10.3 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.30 Security Agreement between the Company and certain lenders, dated December 29, 2005 (included as Exhibit 10.4 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.31 Security and Pledge Agreement between the Company and certain lenders, dated December 29, 2005 (included as Exhibit 10.5 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.32 Collateral Agent Agreement between the Company and certain lenders (included as Exhibit 10.6 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.33 Promissory Note between the Company and Richard E. Miller, dated January 3, 2006 (included as Exhibit 10.1 to the Form 8-K filed January 9, 2006, and incorporated herein by reference).

10.34 Stock Purchase Agreement between the Company and Richard E. Miller, dated January 3, 2006 (included as Exhibit 10.2 to the Form 8-K filed January 9, 2006, and incorporated herein by reference).

10.35 Stock Escrow Agreement between the Company, Richard E. Miller, and Lambert & Martineau, attorneys at law, dated January 3, 2006 (included as Exhibit 10.3 to the Form 8-K filed January 9, 2006, and incorporated herein by reference).

14.1 Corporate Code of Conduct and Ethics (filed as exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1 Subsidiaries of the Registrant (filed as exhibit 21.1 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During 2004 we paid Withum, Smith & Brown $53,000 in audit related fees’

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-QSB, R.E. Bassie and Co. entered into an annual agreement whereby we pay a fixed annual rate of $45,000 for substantially all of our annual SEC related accounting fees during 2005. For the year ending December 31, 2005 we paid approximately $7,500 to Withum Smith + Brown, P.C. in fees related to our first two quarterly 10-QSB filings.

AUDIT-RELATED FEES

None.

TAX FEES

For their review of tax matters, Gibson & Mayer, P.C. billed us a total of $1,250 in the fiscal year ended December 31, 2005. During 2004, we paid our principal accountant $0 related to tax.

The Board of Directors Pre-Approval Policy and Procedures

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2005, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTS GROUP, INC.

By:	/s/ Scott Gallagher
Scott Gallagher, Chairman of the Board, Chief Executive Officer and President

Date: April 17, 2006

By:	/s/ David R. Rasmussen
David R. Rasmussen, Chief Operating Officer and Director

Date: April 17, 2006