Form 10QSB
period 2006-03-31
FTS GROUP, INC.
filed 2006-05-15
CIK 1062663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934. FOR THE TRANSITION PERIOD FROM

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of March 31, 2006 we had 114,679,131 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                 FTS GROUP, INC.
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               PAGE
-----------------------------

Item  1.  Financial Statements                                                 1

Item  2.  Management's Discussion and Analysis or
          Plan of Operation                                                   15

Item  3.  Controls  and  Procedures                                           18

PART II. OTHER INFORMATION
--------------------------

Item  1.  Legal  Proceedings                                                  19

Item  2.  Unregistered Sales of Equity Securities and                         19
          Use of Proceeds

Item  3.  Defaults Upon Senior Securities                                     19

Item  4.  Submission of Matters to a Vote of Security Holders                 20

Item  5.  Other Information                                                   20

Item  6.  Exhibits and Reports on Form 8-K                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Financial Statements (unaudited)                               PAGE

Balance Sheet - March 31,2006 and December 31, 2005                            2

Statements of Operations - Three months ended
March 31, 2006 and 2005                                                        3

Statements of Cash Flows - Three months ended March 31,
2006 and 2005                                                                  4

Notes to Consolidated Financial Statements                                     5

                        FTS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                         Assets                                   2006             2005
                                                                               (Reviewed)        (Audited)
                                                                              ------------     ------------
Current assets:
      Cash, $560,000 restricted at December 31, 2005                          $    624,801     $    803,079
      Accounts receivable                                                          136,713           12,201
      Inventories                                                                  212,807           33,180
      Prepaid expenses and current assets                                          122,512          474,683
                                                                              ------------     ------------
              Total current assets                                               1,096,833        1,323,143

Property and equipment, net of accumulated depreciation                            319,762          208,210
Unamortized discount on convertible debt                                           351,927          380,690
Unamortized debt issuance costs                                                    118,291           46,313
Investment in private entity                                                        70,000               --
Excess of cost over the net assets of business acquired                          5,177,696               --
Deposits                                                                            17,182           16,139
                                                                              ------------     ------------
              Total assets                                                    $  7,151,691     $  1,974,495
                                                                              ============     ============

                          Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                                        236,552          468,185
      Current portion of notes payable to related parties                        2,397,048           80,850
      Convertible debentures                                                     1,238,321               --
      Current installments of long-term debt-equipment loans                        13,088               --
                                                                              ------------     ------------
              Total current liabilities                                          3,885,009          549,035
Convertible debentures                                                                  --        1,213,049
Long-term debt to related parties, less current installments                     1,750,000               --
Long-term debt equipment loans, less current installments                            2,851               --
                                                                              ------------     ------------
              Total liabilities                                                  5,637,860        1,762,084
                                                                              ------------     ------------

Stockholders' equity:
      10% Convertible preferred stock, Series A, $0.01 par value:
          150,000 shares authorized; 0 shares issued and outstanding                    --               --
      Preferred stock, $0.01 par value, 4,850,000 undesignated
          shares authorized, none issued                                                --               --
      Convertible preferred stock, Series B, $0.01 par value:
          500,000 Shares authorized, issued and outstanding at March 31, 2006    1,000,000               --
      Common stock, $.001 par value.  Authorized 150,000,000 shares:
          114,679,131 shares issued and outstanding at March 31, 2006,
          102,098,756 shares issued and outstanding at December 31, 2005           114,679          102,099
      Additional paid-in capital                                                10,699,663       10,416,074
      Accumulated deficit                                                      (10,300,511)     (10,305,762)
                                                                              ------------     ------------
              Total stockholders' equity                                         1,513,831          212,411
                                                                              ------------     ------------

Commitments and contingent liabilities                                                  --               --

                                                                              ------------     ------------
              Total liabilities and stockholders' equity                      $  7,151,691     $  1,974,495
                                                                              ============     ============

See accompanying notes to consolidated financial statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)

                                                                     2006              2005
                                                                -------------     -------------
Revenues                                                        $   1,633,614           303,970
                                                                -------------     -------------

Costs and expenses:
     Cost of sales                                                    583,482           135,518
     Selling, general and administrative                            1,008,186           755,327
                                                                -------------     -------------
         Total costs and expenses                                   1,591,668           890,845
                                                                -------------     -------------

         Operating income (loss)                                       41,946          (586,875)
                                                                -------------     -------------

Other income (expenses):
     Interest expense                                                 (36,695)         (184,112)
                                                                -------------     -------------
         Total other income (expenses)                                (36,695)         (184,112)
                                                                -------------     -------------

         Net income (loss) from operations before taxes                 5,251          (770,987)

Provision for income taxes                                                 --                --

                                                                -------------     -------------
         Net (income) loss applicable to common shareholders    $       5,251          (770,987)
                                                                =============     =============

Net loss applicable to common shareholders:
         Basic and diluted                                      $        0.00             (0.02)
                                                                =============     =============

Weighted average common shares:
         Basic and diluted                                        113,714,261        47,575,884
                                                                =============     =============

See accompanying notes to consolidated financial statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              2006          2005
                                                                           ---------     ---------
Cash flows from operating activities:
    Net income (loss)                                                      $   5,251     $(770,987)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                       95,169         8,077
          Common shares issued for services                                   98,400       294,350
          Amortization of debt discount                                           --       180,877
          (Increase) decrease in operating assets:
              Accounts receivable                                           (124,512)     (124,334)
              Inventories                                                   (179,627)       (9,136)
              Prepaid expenses                                               352,171         8,158
              Other assets                                                    (1,043)       (1,000)
          Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses                         (231,633)       45,682
                                                                           ---------     ---------
                  Net cash provided by (used in) operating activities         14,176      (368,313)
                                                                           ---------     ---------

Cash flows from investing activities:
    Capital expenditures for property and equipment                           (4,000)      (85,064)
    Purchase of additional store locations                                   (70,000)           --
    Payment to See World Satellites, Inc. acquisition                       (500,000)           --
                                                                           ---------     ---------
                  Net cash used in investing activities                     (574,000)      (85,064)
                                                                           ---------     ---------

Cash flows from financing activities:
    Proceeds from issuance of stock                                          140,109       713,460
    Proceeds from convertible debentures                                     134,947            --
    Proceeds from stock issued under equity line                                  --       270,994
    Proceeds from note payable to Dutchess Advisors                               --       500,000
    Proceeds from notes payable to related parties                           518,798            --
    Repayments of notes payable-truck loans                                   (4,708)           --
    Repayments of note payable to Dutchess Advisors                               --      (817,599)
    Repayments of debenture loan                                                  --       (26,876)
    Repayments of notes payable to related parties                          (407,600)     (193,815)
                                                                           ---------     ---------
                  Net cash provided by financing activities                  381,546       446,164
                                                                           ---------     ---------

                  Net decrease in cash                                      (178,278)       (7,213)

Cash at beginning of year                                                    803,079         7,949
                                                                           ---------     ---------
Cash at end of year                                                        $ 624,801     $     736
                                                                           =========     =========

Supplemental schedule of cash flow information:
    Interest paid                                                          $     389     $  93,133
                                                                           =========     =========

Supplemental disclosure of non-cash investing and financing activities:
    Stock issued in exchange for convertible debentures                    $      --     $  51,016
                                                                           =========     =========

See accompanying notes to consolidated financial statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

(1)   Summary of Significant Accounting Policies

Organization, Ownership and Business

FTS Group, Inc. (the "Company"), was incorporated under the laws of the State of Nevada. Through its wholly owned subsidiaries See World Satellites, Inc. and FTS Wireless, Inc. the Company is engaged in the marketing, sale, service and installation of wireless satellite television systems and the acquisition and development of a chain of full service retail wireless stores located in the gulf coast market of Florida. The Company's primary business is the marketing, sale, service and activation of satellite television systems, cellular and satellite handsets, cellular accessories and other related wireless products such as Wi-Fi service and related access equipment for residential or business purposes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FTS Wireless, Inc and See World Satellites, Inc.. All significant intercompany transactions and balances have been eliminated in consolidation.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company's consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(2)   Property and Equipment

      Property and equipment are as follows at March 31, 2006 and December 31, 2005:

                                                       2006              2005
                                                    ---------         ---------

       Leasehold improvements                       $ 189,878         $ 180,937
       Furniture and fixtures                       $  54,208         $  54,208
       Equipment                                    $  81,942         $  20,890
       Vehicles                                     $ 303,655         $  11,927
                                                    ---------         ---------
   Total property and equipment                     $ 629,683         $ 267,962
Less: accumulated depreciation                      $(309,921)        $ (59,752)
                                                    ---------         ---------

Net property and equipment                          $ 319,762         $ 208,210
                                                    =========         =========

      Depreciation expense for the three months ended March 31, 2006 and 2005 was $28,902 and $8,077 respectively.

(3)   Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company has warrants outstanding that if exercised will provide for additional operating capital. The Company is pursuing additional financing options in order to raise funds required to reduce outstanding debt obligations and execute its operating and expansion plans. Failure to secure financing or expand operations may result in the Company not being able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)   Convertible Debt

In December 2005 and January 2006 the Company raised a total of $1,858,622 from the issuance of Secured Convertible Promissory Notes with selected subscribers before the original issue discount. The Notes were issued at an original discount of 21%. On December 29, 2005, the Company received $1,000,000 of the proceeds and a further $470,000 in January 2006. Both amounts were after discount, but before expenses. The Company agreed to issue 100 class A, and 50 class B warrants for each 100 shares on the closing date of the issuance of the Notes, assuming complete conversion. The Company also agreed to issue 36,260,486 shares of common stock to be distributed pro rata to purchasers of the Notes (the common stock was issued effective December 29, 2005 and is included in the number of shares issued and outstanding at December 31, 2005). The Conversion prices of the Notes, class A warrants, and class B warrants as stated on the Notes are $0.04, $0.02868 and $0.0239 respectively.

(5)   Income Taxes

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

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

                                                        December 31
                                                  -----------------------
                                                    2005           2004
                                                  --------       --------
      Federal statutory income tax rate           (659,000)      (792,000)
                                                   659,000        792,000
                                                  --------       --------
                                                        --             --
                                                  ========       ========

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                      December 31
                                              ---------------------------
      Reconciling items:                         2005            2004
                                              -----------     -----------
      Net operating loss carryforward:        $ 3,244,000     $ 2,585,000
      Less valuation allowance                 (3,244,000)     (2,585,000)

      Net deferred tax asset                  $        --     $        --
                                              ===========     ===========

The net operating loss carryforward of $10,300,511 will expire through 2024.

At March 31, 2006, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(6)   Operating Leases

The Company leases real property for its nine retail locations. Five of the locations have lease terms ranging from six months to three years while four locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

       Year                                                        Annual
      Ending                                                      Payments
      -------------------------------------------------------     --------
      2006                                                        $108,505
      2007                                                          87,705
      2008                                                          30,634
                                                                  --------
                                                                  $226,844
                                                                  ========

Rent expense was $165,392 and $135,447 for the years ended December 31, 2005 and 2004, respectively.

(7)   Concentration of Credit Risk

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 95% of their satellite system supplies from Echostar Satellite, L.L.C. and DISH Network Service, L.L.C. The Company further purchases approximately 80% of its telephone supplies from one vendor. Additionally, these same three vendors are also major customers of the Company who provide over 90% of revenue.

(8)   Stock

During the three months ending March 31, 2006, the Company issued 1,500,000 restricted shares of common stock to an officer of the Company relating to a three year employment agreement dated February 1, 2006.

During the three months ending March 31, 2006, the Company issued 2,250,000 restricted shares valued at $0.02 to an officer of the Company to reduce an outstanding debt obligation of $45,000.

During the three months ending March 31, 2006, the Company issued 2,500,000 restricted shares valued at $0.02 to an officer of the Company as a success bonus for 2005.

During the three months ending March 31, 2006, the Company issued 920,000 restricted shares valued at $0.02 to a consultant of the Company to reduce $18,400 consulting services relating to services rendered during 2005.

Additionally, the Company issued 500,000 shares of its Series B Convertible Preferred stock to Mr. Richard Miller, President of See World Satellites, Inc. during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at our option or that of the holder. The Series B stock has no voting rights. Each share is worth $2.00.

(9)   Warrants and Options

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

                                                                        Weighted
                                                                         Average
                                                          Number of     Exercise
                                                           shares         Price
                                                          ---------     --------

Outstanding at December 31, 2005                           598,000       $  1.50
                                                           -------       -------
Granted                                                         --            --
Exercised                                                       --            --
Forfeited                                                       --            --

Outstanding at December 31, 2005                           598,000       $  1.50
                                                           -------       -------

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The following table summarizes information about fixed price stock options:

OUTSTANDING AND EXERCISABLE

Weighted                    Weighted           Weighted              Weighted
Average                      Average            Average               Average
Exercise                     Number           Contractual            Exercise
 Price                     Outstanding           Life                  Price
---------                  -----------         ---------             --------
0.81-1.38                      4,000           6.1 years               $1.14
1.50-2.75                    594,000           6.7 years               $1.50

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

In accordance with the subscription agreement relating to the private placement the Company closed during the period ending March 31, 2005. The Company issued the following warrants. Investors received two classes of warrants, Series A and Series B warrants, for each share of common stock purchased. The B warrants have an exercise price of $0.08 and A warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities

                                                         2005            2005
                                                      Underlying       Exercise
                                                        Shares          Price
                                                      ----------      ----------
Warrants issued during 2000                            1,036,000      $     1.50
Warrants issued during 2004
(10% Warrant Div)                                      3,000,000      $     0.25

Warrants issued during 2004 and 2005
A Warrants                                            15,431,250      $      .10
                                                      ----------      ----------

On September 28, 2005, the Company reduced the exercise price of the A warrants from $0.12 to $0.10. Additionally, the Company reduced the exercise price of the B warrants from $0.08 to $0.03.

During the three months ending March 31st, 2006 4,670,313 "B" warrants priced at $.03 were exercised for gross proceeds of $140,109. Expenses relating to warrant exercises were $14,048. Additionally, during the three months ended March 31st, 2006 9,499,937 "B" warrants expired.

In accordance with the subscription agreement relating to the private placement closed on December 29, 2005, the Company issued the following warrants. Investors received two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.02868 and the B warrants have an exercise price of $0.0239. The Company filed the terms and conditions of the financing and registration rights in January of 2006 on Form 8-K. The funds raised in the private placement were primarily used for the acquisition of the Company's wholly-owned subsidiary See World Satellites, Inc.

                                                         2005            2005
                                                      Underlying       Exercise
                                                        Shares          Price
                                                      ----------      ----------

Warrants issued in December 2005
A Warrants                                            36,260,486      $   .02868
B Warrants                                            18,130,243      $    .0239
                                                      ----------      ----------

(10)  See World Satellites, Inc. Acquisition

      Effective January 3, 2006, the Company acquired 100% of the capital stock of See World Satellites, Inc. ("See World"), for consideration, providing for (i) $1,000,000 in cash to the shareholder of See World, (ii) a promissory note in the amount of $3,500,000, and (iii) $1,000,000 in convertible preferred stock of the Company.

      As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $6,018,798 had been allocated at follows:

                                                          ----------
            Current assets                                $  906,610
            Property and equipment, net                      136,454
            Current liabilities                             -197,876
            Long-term debt                                    -4,086
            Goodwill                                       5,177,696
                                                          ----------
                                                          $6,018,798
                                                          ==========

      Revenues and expenses are included in the Company's statement of operations from January 3, 2006 through March 31, 2006.

      Unaudited pro forma data (included in the Company 8-K/A filing on March 3, 2006) summarizes the results of operations of the Company for the years ended December 31, 2005 and 2004 as if the acquisition had been completed on January 1, 2004. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 2004 or may be achieved in the future.

(11)  Related Party Transactions (See World Satellites Acquisition)

      At March 31, 2006, the Company had the following debt obligations and made the following payments to Mr. Richard Miller a director and President of the Companies wholly owned subsidiary See World Satellites, Inc. (SWS). The Company paid Mr. Miller $500,000 on January 3rd, 2006 relating to the acquisition of SWS. The Company currently has a short term note obligation in the amount of $500,000 due to Mr. Miller. This note is due within 30 days of the effective date of a new five year contract between Echo Star Satellites, L.L.C., DISH Network Services, L.L.C. and SWS. Additionally, the Company issued 500,000 shares of its Series B Convertible Preferred stock to Mr. Miller during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at our option or that of the holder. The Series B stock has no voting rights. Each share is worth $2.00. The Company also has a $3.5 Million note payable to the President of SWS. The Company filed an 8-K with the terms and conditions of this note on January 5, 2006. Mr. Miller also extended a short term note in the amount of $143,798 to the Company. The Company expects to repay the $143,798 note during 2006.

(12)  Subsequent Events

      In May 2006, 11,458,338 "B" warrants priced at $0.0239 were exercised. The Company received total proceeds of $273,854. Simultaneously, the Company issued 11,458,388 new "B" warrants priced at $.04. On April 3, 2006, the Company made a payment of $250,000 to Mr. Richard Miller relating to the acquisition of See World Satellites, Inc. The $3.5 Million note was reduced to $3.250 Million on April 3, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis contains a comparison of the results of operations for the three months ended March 31, 2006 and the same period in 2005. This discussion and analysis should be read in conjunction with the un-audited interim consolidated financial statements and the notes thereto included in this report, and the audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

OVERVIEW

We focus on developing, investing in, and acquiring cash-flow positive businesses and viable business projects primarily in the wireless and technology industries. Through our-wholly owned subsidiaries See World Satellites, Inc. and FTS Wireless, Inc. we operate a RSP (Regional Service Provider)and retail distribution business for DISH Network satellite television systems primarily to the western Pennsylvania market and nationally through our retail channel. We also operate a chain of nine retail wireless locations in the Gulf Coast market of Florida. Currently, we lease a location in Indiana, Pennsylvania for our satellite RSP business. Additionally, we lease nine retail locations in Florida. We lease three locations in Tampa, two locations in St. Petersburg, one in Largo, one in Lutz, one in Seminole and one in Clearwater.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In December 2001, the SEC issued a advice INTENDED to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

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

   THREE MONTHS PERIOD ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED
                                 MARCH 31, 2005

                              RESULTS OF OPERATIONS

SALES REVENUE

For the three months ended March 31, 2006, overall sales increased $1,329,644 or 537%, to $1,633,614, as compared to $303,970 for the three months ended March 31, 2005. The increase in sales revenue was primarily related to increased sales, service and installations of DISH satellite television systems resulting from the acquisition of our wholly owned subsidiary See World Satellites, Inc., closed during the quarter. Sales in our retail wireless business also increased during the first quarter of 2006 primarily due to greater acceptance of Metro PCS wireless products and services as well as effective marketing and promotion strategies.

COST OF GOODS SOLD

For the three months ended March 31, 2006, cost of goods sold increased by $447,694 to $583,482, as compared to $135,518 for the three months ended March 31, 2005. The increase in cost of goods sold was related to increased product purchases of satellite television systems and wireless handsets and other related products.

GROSS PROFITS

Gross Profits increased by $881,680 from $168,452 in 2005 to $1,050,132 in 2006.
The increase in gross profits is attributed to the increase in service and sale of wireless satellite systems and an increase in sales of wireless handsets during the period. Gross profits as a percentage of sales increased to 64% in 2006 compared to 23% in 2005. The increase in gross profits as a percentage of sales is related to the introduction of business related to the sales, service and installation of satellite television systems for DISH networks and a shift from post-paid handsets sales to a greater focus on pre-paid handset sales for Metro PCS.

SELLING,GENERAL AND ADMINISTRATIVE

Selling, General and Administrative Expenses for the three months ended March 31, 2006, increased $252,859 or 33% to $1,008,186, as compared to $755,327 for the three months ended March 31, 2005. The increase in Selling, General and Administrative expenses was primarily related to increased operating costs related to our newly-acquired operations at See World Satellites, Inc. and related acquisition and financing costs.

OPERATING INCOME

Operating income increased to $41,946 during the three months ended March 31, 2006, compared to an operating loss of ($586,875) for the three months ended March 31, 2005 for a net improvement of $628,821.

NET INCOME

Net income increased to $5,251 for the three months ended March 31, 2006 compared to a net loss of ($770,987) during the three months ending March 31, 2005. The increase in net income was primarily related to improved operating conditions for our retail wireless subsidiary due to sales of Metro PCS products and services and increased sales of DISH satellite television network system sales, service and installations.

INTEREST EXPENSE

Interest expense decreased $147,417, to $36,695 for the three months ended March 31, 2006, as compared to $184,112 for the three months ended March 31, 2005. The decrease is related to reduced financing costs and fees incurred on promissory notes incurred during the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our requirements for capital are to (i) pay down debt,(ii)fund possible acquisitions, and (iii) provide working capital and funds to expand our current business. Our primary source of financing during the three months ended March 31, 2006 include cash received from the issuance of common stock and cash generated from operations.

As of March 31, 2006, our Current Assets were $1,096,833 and Current Liabilities were $3,885,009. Our Current Liabilities consist mainly of $1,238,321 of convertible debentures, $1,906,886 of current installments of long term debt, $500,000 note payable, accounts payable and accrued expenses of $236,552 and notes payable of $3,250.

At March 31, 2006, we had cash available of $624,801, accounts receivable of $136,713, inventory of $212,807, property and equipment net of accumulated depreciation of $319,762, prepaid expenses and current assets of $122,512, investments valued at $70,000, deposits of $17,182, unamortized discount on convertible debt of $351,927, unamortized debt issuance costs of $118,291 and excess of cost over net assets of business acquired of $5,177,696 for total assets of $7,151,691.

During the three month period ended March 31, 2006, we generated cash of $14,176 in operating activities as compared to the three month period ended March 31, 2005, where we used $368,313 in cash for operating activities. Net cash provided by financing activities for the three months ended March 31, 2006 and 2005 of $381,546 and $446,164, respectively. Accumulated deficit decreased from ($10,305,762) at December 31, 2005 to ($10,300,511) at March 31, 2006.
Stockholders equity improved from $212,411 at December 31, 2005 to stockholders equity of $1,513,831 at March 31, 2006 for a net improvement of $1,301,420.

GOING CONCERN OPINION

We believe that our continued existence is dependent upon our ability to grow the profits of our satellite television operations and make our retail wireless operations profitable and our ability to raise additional capital to reduce debt. Accordingly, the notes to our un-audited, interim financial statements express substantial doubt about our ability to continue as a going concern.

FINANCING ACTIVITIES

During the three months ended March 31, 2006, 4,670,313 warrants priced at $0.03 were exercised during the quarter ended March 31, 2006 for gross proceeds of $140,109.

SUBSIDIARIES

As of March 31, 2006, we had two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc.

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

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any litigation or potential litigation that could have a material impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ending March 31, 2006, we issued 1,500,000 restricted shares of our common stock to Mr. David Rasmussen relating to a three year employment agreement dated February 1, 2006.

During the three months ending March 31, 2006, we issued 2,250,000 restricted shares valued at $0.02 to a consultant of the Company to reduce an outstanding debt obligation of $45,000.

During the three months ending March 31, 2006, we issued 2,500,000 restricted shares valued at $0.02 to an officer of the Company as a success bonus for 2005.

During the three months ending March 31, 2006, we issued 920,000 restricted shares valued at $0.02 to an officer of the Company to reduce $18,400 consulting services relating to services rendered during 2005.

Additionally the Company issued 500,000 shares of its Series B Convertible Preferred stock to Mr. Richard Miller, President of See World Satellites, Inc. during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at our option or that of the holder. The Series B stock has no voting rights. Each share is worth $2.00.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on form 8K

On January 5, 2006, we filed a Form 8-K relating to a financing and a new material obligation.

On January 9, 2006, we filed a Form 8-K relating to the acquisition of 100% of the outstanding shares of See World Satellite, Inc.

On January 12, 2006, we filed an 8-K relating to the departure of a director of the Company.

On March 3, 2006, we filed an amended 8-K with the audited financials statement of our acquisition. The original Form 8-K relating to the acquisition was filed on January 9, 2006

On March 13, 2006, we filed a Form 8-K relating to the issuance of Series B Preferred Convertible stock.

On March 31, 2006, we filed a Form 8-K relating to an amendment to our agreement with EchoStar Satellite, L.L.C. and DISH Network Service, L.L.C.

On April 5, 2006, we filed a Form 8-K relating to agreements between EchoStar Satellite, L.L.C., Richard Miller and See World Satellites, Inc. relating to our acquisition of See World Satellites, Inc.

Number          Description of Exhibit
------          ----------------------

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

10.25 Corporate Consulting Agreement between the Company and Theodore J. Smith, Jr., dated October 26, 2004 (included as exhibit 99.2 to the Form S-8 filed January 11, 2005, and incorporated herein by reference).

10.26 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

10.27 Employment Agreement between the Company and Scott Gallagher, dated November 15, 2005 (filed herewith).

10.28 Employment Agreement between the Company and David Rasmussen, dated February 1, 2006 (filed herewith).

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


FTS GROUP, INC.

/s/ Scott Gallagher
-------------------------
Scott Gallagher
Chief Executive Officer and
Interim Chief Financial Officer
(Principal Accounting Officer)
May 15, 2006