Form 10QSB
period 2006-06-30
FTS GROUP, INC.
filed 2006-08-16
CIK 1062663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF
                1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                   ACT OF 1934. FOR THE TRANSITION PERIOD FROM

                            __________ TO __________

                        COMMISSION FILE NUMBER 000-24829

                                 FTS GROUP, INC.
                                 ---------------
        (exact name of small business issuer as specified in its charter)

            Nevada                                          84-1416864
            ------                                          ----------
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

As of June 30, 2006 we had 126,137,469 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                                 FTS GROUP, INC.
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               PAGE
-----------------------------

Item  1.  Financial Statements                                                 1
Item  2.  Management's Discussion and Analysis or Plan of Operation           19
Item  3.  Controls  and  Procedures                                           27

PART II. OTHER INFORMATION
--------------------------

Item  1.  Legal  Proceedings                                                  28
Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds         28
Item  3.  Defaults Upon Senior Securities                                     29
Item  4.  Submission of Matters to a Vote of Security Holders                 29
Item  5.  Other Information                                                   29
Item  6.  Exhibits and Reports on Form 8-K                                    29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements (unaudited)                     PAGE

Balance Sheet - June 30,2006 and December 31, 2005                             2
Statements of Operations - Three and Six months ended
June 30, 2006 and 2005                                                         3
Statements of Cash Flows - Six months ended June 30,
2006 and 2005                                                                  4
Notes to Consolidated Financial Statements                                     5

                        FTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             June 30, 2006 and December 31, 2005

                                            Assets                                      2006                2005
                                            ------                                 ------------        ------------
                                                                                    (Unaudited)           (Audited)
Current assets:
      Cash and cash equivalents                                                    $     37,558        $    243,079
      Restricted cash                                                                   500,000             560,000
      Accounts receivable                                                               128,583              12,201
      Inventories                                                                       418,917              33,180
                                                                                   ------------        ------------
      Prepaid expenses and current assets                                               154,319             474,683
              Total current assets                                                    1,239,377           1,323,143

Property and equipment, net of accumulated depreciation                                 358,767             208,210
Unamortized discount on convertible debt                                                315,231             380,690
Unamortized debt issuance costs                                                          88,718              46,313
Excess of cost over the net assets of business acquired                               5,177,696                  --
Deposits                                                                                 17,182              16,139
                                                                                   ------------        ------------
              Total assets                                                         $  7,196,971        $  1,974,495
                                                                                   ============        ============

                             Liabilities and Stockholders' Equity
                             ------------------------------------

Current liabilities:
      Accounts payable and accrued expenses                                        $    212,946        $    468,185
      Current portion of notes payable to related parties                             2,389,586              80,850
      Convertible debentures                                                          1,238,321             782,961
      Current installments of long-term debt-equipment loans                              9,896                  --
                                                                                   ------------        ------------
              Total current liabilities                                               3,850,749           1,331,996
Convertible debentures                                                                       --             430,088
Long-term debt to related parties, less current installments                          1,500,000                  --
Long-term debt equipment loans, less current installments                                 1,670                  --
                                                                                   ------------        ------------
              Total liabilities                                                       5,352,419           1,762,084

Stockholders' equity:
      10% Convertible preferred stock, Series A, $0.01 par value:
          150,000 shares authorized; 0 shares issued and outstanding                         --                  --
      Preferred stock, $0.01 par value, 4,850,000 undesignated
          shares authorized, none issued                                                     --                  --
      Convertible preferred stock, Series B, $0.01 par value:
          1,000,000 Shares authorized, issued and outstanding at June 30,2006            10,000                  --
      Common stock, $0.001 par value.  Authorized 150,000,000 shares:
          126,137,469 shares issued and outstanding at June 30, 2006,
          102,098,756 shares issued and outstanding at December 31, 2005                126,137             102,099
      Additional paid-in capital                                                     11,952,059          10,416,074
      Accumulated deficit                                                           (10,243,644)        (10,305,762)
                                                                                   ------------        ------------
              Total stockholders' equity                                              1,844,552             212,411
                                                                                   ------------        ------------

Commitments and contingent liabilities                                                       --                  --
                                                                                   ------------        ------------
              Total liabilities and stockholders' equity                           $  7,196,971        $  1,974,495
                                                                                   ============        ============

See accompanying notes to condensed consolidated financial statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                     Three Months Ended June 30,        Six Months ended June 30,
                                                                        2006             2005             2006             2005
                                                                   -------------    -------------    -------------    -------------
REVENUES
    Satellite television activation,installation and service       $   1,192,055    $           -    $   2,330,091    $           -
    Retail wireless activation, installation and service                 441,337          346,730          936,915          650,700
                                                                   -------------    -------------    -------------    -------------
                                                                       1,633,392          346,730        3,267,006          650,700
                                                                   -------------    -------------    -------------    -------------

COST OF GOODS SOLD                                                       472,510          259,868        1,055,992          395,386
                                                                   -------------    -------------    -------------    -------------

GROSS PROFIT                                                           1,160,882           86,862        2,211,014          255,314
                                                                   -------------    -------------    -------------    -------------
GENERAL AND ADMINISTRATIVE EXPENSES
            Selling, general and administrative expenses               1,066,642          272,281        2,074,828        1,027,608
                                                                   -------------    -------------    -------------    -------------
                                                                       1,066,642          272,281        2,074,828        1,027,608
                                                                   -------------    -------------    -------------    -------------

INCOME (LOSS) FROM OPERATIONS                                             94,240         (185,419)         136,186         (772,294)
                                                                   -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)
            Interest                                                     (37,373)          (5,636)         (74,068)        (189,748)
                                                                   -------------    -------------    -------------    -------------
                                                                         (37,373)          (5,636)         (74,068)        (189,748)
                                                                   -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                                  $      56,867    $    (191,055)   $      62,118    $    (962,042)
                                                                   =============    =============    =============    =============
PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
            Basic                                                    105,776,228       56,311,628      107,195,939       52,020,779
                                                                   =============    =============    =============    =============

            Diluted                                                  117,396,392       56,311,628      120,862,553       52,020,779
                                                                   =============    =============    =============    =============

NET LOSS PER COMMON SHARE:
            Basic                                                  $        0.00    $       (0.00)   $        0.00    $       (0.02)
                                                                   =============    =============    =============    =============
            Diluted                                                $        0.00    $       (0.00)   $        0.00    $       (0.02)
                                                                   =============    =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                              2006               2005
                                                                                          -----------        -----------
Cash flows from operating activities:
     Net income (loss)                                                                    $    62,118        $  (962,042)
     Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation and amortization                                                      193,914             18,076
           Common shares issued for services                                                   98,400            294,350
           Amortization of debt discount                                                           --            188,393
           (Increase) decrease in operating assets:
                Accounts receivable                                                          (116,382)          (118,010)
                Inventories                                                                  (385,737)           (29,877)
                Prepaid expenses                                                              320,364             30,655
                Other assets                                                                   (1,043)            (1,000)
           Increase (decrease) in operating liabilities:
                Accounts payable and accrued expenses                                        (255,234)            98,101
                                                                                          -----------        -----------
                    Net cash used in operating activities                                     (83,600)          (481,354)
                                                                                          -----------        -----------

Cash flows from investing activities:
     Capital expenditures for property and equipment                                          (75,481)          (107,537)
     Proceeds from funding restricted for investment in acquisition                          (440,000)                --
     Release of restriction on funding proceeds for investment in acquisition                 500,000                 --
     Payment to See World Satellites, Inc. acquisition                                       (500,000)                --
                                                                                          -----------        -----------
                    Net cash used in investing activities                                    (515,481)          (107,537)
                                                                                          -----------        -----------

Cash flows from financing activities:
     Proceeds from issuance of stock                                                          413,964            844,460
     Proceeds from convertible debentures                                                     134,947                 --
     Proceeds from stock issued under equity line                                                  --            325,078
     Proceeds from note payable to Dutchess Advisors                                               --            500,000
     Proceeds from notes payable related parties                                              518,798                 --
     Repayments of notes payable-truck loans                                                   (9,087)                --
     Repayments of note payable to Dutchess Advisors                                               --           (861,022)
     Repayments of debenture loan                                                                  --            (26,876)
     Repayments of notes payable to individuals                                                    --            (34,000)
     Repayment of loans from related parties                                                 (665,062)          (161,682)
                                                                                          -----------        -----------
                    Net cash provided by financing activities                                 393,560            585,958
                                                                                          -----------        -----------

                    Net decrease in cash                                                     (205,521)            (2,933)

Cash at beginning of year                                                                     243,079              7,949
                                                                                          -----------        -----------
Cash at end of year                                                                       $    37,558        $     5,016
                                                                                          ===========        ===========



Supplemental schedule of cash flow information:
     Interest paid                                                                        $     4,524             93,133
                                                                                          ===========        ===========

Supplemental disclosure of non-cash investing and financing activities:
     Stock issued in exchange for convertible debentures                                  $        --             51,016
                                                                                          ===========        ===========



     Acquisition of See World Satellites, Inc.
        Final negotiated purchase price of 100% of See World Satellites, Inc. stock       $ 6,018,798
        Amount financed through formal promissory note                                     (3,500,000)
        Paid in preferred stock of FTS Group, Inc.                                         (1,000,000)
        Amount representing contract addendums financed through short term advance           (518,798)
        Due upon contract execution completion-restricted cash at 6/30/2006                  (500,000)
                                                                                          -----------
                         Cash paid for See World Satellites, Inc. acquisition             $   500,000
                                                                                          ===========

See accompanying notes to condensed consolidated financial statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

(1)   Summary of Significant Accounting Policies

Organization, Ownership and Business

FTS Group, Inc. (the "Company"), is a holding company incorporated under the laws of the State of Nevada. The Company is focused on developing, acquiring and investing-in cash-flow positive businesses and viable business ventures primarily those in the Internet, Wireless and Technology industries. Through its two wholly-owned subsidiaries See World Satellites, Inc. and FTS Wireless, Inc., the Company has acquired and developed a diversified wireless business engaged in the distribution of next generation wireless communications and entertainment products and services for businesses and consumers alike. The Company's wholly-owned subsidiary See World Satellites, Inc. is a leading distributor of satellite television systems and relating products and services for DISH Networks in the western Pennsylvania marketplace. The Company's wholly-owned subsidiary FTS Wireless, Inc. is an emerging retail wireless distributor operating in the gulf coast market of Florida.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FTS Wireless, Inc and See World Satellites, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities with maturity of three months or less to be cash equivalents.

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

Property, Equipment and Depreciation

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (3-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002. Goodwill and indefinite-lived intangible asset impairment is always assessed based upon a comparison of carrying value with fair value.

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

Revenue Recognition

The Company recognizes revenue from the activation of new wireless customers and the sale of wireless handsets, airtime and accessories at the time of activation or sale.

Net revenues from wireless activations are recognized during the month the activation is performed. Allowances for charge-backs, returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

Although the Company's post-paid activations are subject to possible charge-back of commissions if a customer deactivates service within the allowable 180-day period after signing the contract, they still recognize the activation in the period of the activation. The Company has set up a reserve for possible activation charge-backs. Based on SFAS No. 48, this is permitted if reliable estimates of the expected refunds can be made on a timely basis, the refunds are being made for a large pool of homogeneous items, there is sufficient company-specific historical basis upon which to estimate the refunds, and the amount of the commission specified in the agreement at the outset of the arrangement is fixed, other than the customer's right to request a refund.

The Company's wholly-owned subsidiary, See World Satellites, Inc. recognizes revenue when it makes a sale within the store, completes a retail satellite receiver installation at the customer's home and the customer signs a contract, or completes a retail service provider satellite receiver installation at the customer's home and signs a contract.

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

Earnings Per Share

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six months ended June 30, 2006 and 2005, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising expense was $74,629 and $9,091 for the six months ended June 30, 2006 and 2005 respectively.

Stock-based Compensation

Effective the first quarter of fiscal 2006, we adopted SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. We previously applied APB 25 and related interpretations, as permitted by SFAS 123.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on the Company's consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this statement was issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(2)   Restricted Cash

At June 30, 2006 Restricted Cash of $500,000 represents a short term note obligation due Richard Miller as part of the financing of the acquisition of See World Satellites, Inc. ("See World"). Per the purchase agreement, Mr. Miller is to receive $500,000 within 30 days of the ratification of new five year renewal contracts with Echo Star Satellites, LLC and DISH Network Services, LLC, both of which were signed in June, 2006.

At December 31, 2005 Restricted Cash of $560,000 represents funds held in escrow by Grushko & Mittman to be utilized at the closing of acquisition of See World in January, 2006. The source of the funds was from the December 2005 issuance of promissory notes designed for the purpose of raising funds for this acquisition. The funds were contractually restricted to be remitted directly towards settlement of the acquisition January 3, 2006.

(3)   Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following at June 30, 2006 and December 31, 2005:

                                                Years      2006          2005
                                                -----    ---------    ---------
      Leasehold improvements                      5      $ 189,878    $ 180,937
      Furniture & fixtures                        5        125,689       54,208
      Equipment                                  3-5        81,942       20,890
      Vehicles                                    3        303,655       11,927
                                                         ---------    ---------

      Total property and equipment                         701,164      267,962
      Less:  accumulated depreciation                     (342,397)     (59,752)
                                                         ---------    ---------

      Net property and equipment                         $ 358,767    $ 208,210
                                                         =========    =========

Depreciation expense for the six months ended June 30, 2006 and June 30, 2005 was $61,378 and $18,076

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

(5)   Convertible Debt

In December 2005 and January 2006 the Company raised a total of $1,470,000 from the issuance of $1,858,622 Secured Convertible Promissory Notes with selected subscribers. The Notes were issued at an original discount of 21%. On December 29, 2005, the Company received $1,000,000 of the proceeds and a further $470,000 in January 2006. Both amounts were after discount, but before expenses. The Company agreed to issue 100 class A, and 50 class B warrants for each 100 shares on the closing date of the issuance of the Notes, assuming complete conversion. The Company also agreed to issue 36,260,486 shares of common stock to be distributed pro rata to purchasers of the Notes (the common stock was issued effective December 29, 2005 and is included in the number of shares issued and outstanding at December 31, 2005). The conversion prices of the Notes, Class A Warrants, and Class B Warrants as stated on the Notes are $0.04, $0.02868 and $0.0239 respectively.

(6)   Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates, and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

                                                        December 31
                                                        -----------
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
                                             ========              ========

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                          December 31
                                                 -----------------------------
    Reconciling items:                              2005              2004
                                                 -----------       -----------
    Net operating loss carry forward:            $ 3,244,000       $ 2,585,000
    Less valuation allowance                      (3,244,000)       (2,585,000)

    Net deferred tax asset                       $        --       $        --
                                                 ===========       ===========

The net operating loss carry forward of $10,243,644 will expire through 2024.

At June 30, 2006, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(7)   Operating Leases

The Company leases real property for its nine retail locations. Four of the locations have lease terms ranging from three months to three years while five locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

       Year                                                        Annual
      Ending                                                       Payments
      ------------------------------------------------             --------
      2006                                                         $ 54,846
      2007                                                           72,026
      2008                                                           30.678
                                                                   --------
                                                                   $157,550
                                                                   ========

Rent expense was $92,849 and $90,683 for the six months ended June 30, 2006 and 2005, respectively.

(8)   Concentration of Credit Risk

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 95% of their satellite system supplies from Echostar Satellite, L.L.C. and DISH Network Service, L.L.C. The Company further purchases approximately 80% of its telephone supplies from one vendor, Metro PCS. Additionally, these three vendors are major customers of the Company who provide products that generate over 90% of revenue.

(9)   Stock

During the three months ending March 31, 2006, the Company issued 1,500,000 restricted shares of common stock to an officer of the Company relating to a two year employment agreement dated February 1, 2006.

During the three months ending March 31, 2006, the Company issued 2,250,000 restricted shares of common stock valued at $0.02 to an officer of the Company to reduce an outstanding debt obligation of $45,000.

During the three months ending March 31, 2006, the Company issued 2,500,000 restricted shares of common stock valued at $0.02 to an officer of the Company as a success bonus for 2005.

During the three months ending March 31, 2006, the Company issued 920,000 restricted shares of common stock valued at $0.02 to a consultant of the Company to reduce the $18,400 owed for consulting services relating to services rendered during 2005.

Additionally, the Company issued 1,000,000 shares of its Series B Convertible Preferred stock to Mr. Richard Miller, President of See World during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the option of the Company or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00.

(10)  Options and Warrants

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

                                                          Weighted     Weighted
                                                           Average      Average
                                                          Number of    Exercise
                                                            shares       Price
                                                          ---------    ---------

Outstanding at December 31, 2005                            598,000    $    1.50
                                                          ---------    ---------
Granted                                                          --           --
Exercised                                                        --           --
Forfeited                                                        --           --

Outstanding at December 31, 2005                            598,000    $    1.50
                                                          ---------    ---------

The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The following table summarizes information about fixed price stock options:

OUTSTANDING AND EXERCISABLE

Weighted               Weighted             Weighted              Weighted
Average                 Average              Average               Average
Exercise                Number             Contractual            Exercise
 Price                Outstanding             Life                 Price
--------              -----------           --------              --------
0.81-1.38                 4,000             6.1 years               $1.14
1.50-2.75               594,000             6.7 years               $1.50

Warrants

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

In accordance with the subscription agreement relating to the private placement the Company closed during the period ending March 31, 2005. The Company issued the following warrants. Investors received two classes of warrants, Series A and Series B warrants, for each share of common stock purchased. The B warrants had an initial exercise price of $0.08 and A warrants had an initial exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

                                                     2005         2005
                                                  Underlying    Exercise
                                                    Shares       Price
                                                  ---------   -----------
Warrants issued during 2000                       1,036,000   $     1.50
                                                  ---------   -----------
Warrants issued during 2004
(10% Warrant Div)                                 3,000,000   $     0.25

Warrants issued during 2004 and 2005
A Warrants                                       15,431,250   $      .045
                                                  ---------   -----------

On September 28, 2005, the Company reduced the exercise price of the A warrants from $0.12 to $0.10. Additionally, the Company reduced the exercise price of the B warrants from $0.08 to $0.03.

On July 7, 2006, the Company reduced the exercise price of the A warrants from $0.10 to $0.045.

During the three months ending March 31, 2006 4,670,313 "B" warrants priced at $0.03 were exercised for gross proceeds of $140,109. Expenses relating to warrant exercises were $14,048. Additionally, during the three months ended March 31, 2006, 9,499,937 "B" warrants expired.

In accordance with the subscription agreement relating to the private placement closed on December 29, 2005, the Company issued the following warrants. Investors received two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.02868 and the B warrants have an exercise price of $0.0239.

The Company filed the terms and conditions of the financing and registration rights in January of 2006 on Form 8-K. The funds raised in the private placement were primarily used for the acquisition of the Company's wholly-owned subsidiary See World Satellites, Inc. The table below summarizes the A and B warrants outstanding as of June 30, 2006 relating to the financing closed on December 29, 2005.

                                                         2005            2005
                                                      Underlying       Exercise
                                                        Shares          Price
                                                      ----------      ----------
Warrants issued in December 2005
A Warrants                                            36,260,486      $  0.02868
B Warrants                                             6,671,905      $  0.0239
New B Warrants                                        11,458,338      $  0.04
                                                      ----------      ----------

During the three months ended June 30, 2006, the Company agreed to issue 11,458,338 restricted common shares relating to warrants priced at $0.0239 that were exercised by four accredited investors for total proceeds of $273,854.28. At June 30, 2006, 1,185,350 restricted shares due to one of the investors remained unissued.11,458,338 new warrants were issued to the investors under the same terms other than the strike price which was increased to $0.04.

(11) See World Satellites, Inc. Acquisition

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

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $6,018,798 had been allocated at follows:

                          Current assets                              $906,610
                          Property and equipment, net                  136,454
                          Current liabilities                         -197,876
                          Long-term debt                                -4,086
                          Goodwill                                   5,177,696
                                                                 --------------

                                                                    $6,018,798
                                                                 ==============

Revenues and expenses are included in the Company's statement of operations from January 3, 2006 through June 30, 2006.

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

(12) Related Party Transactions (See World Acquisition)

At June 30, 2006, the Company had the following debt obligations and made the following payments to Mr. Richard Miller a director and President of the Company's wholly-owned subsidiary See World. The Company paid Mr. Miller $500,000 on January 3, 2006 relating to the acquisition of See World. The Company currently has a short term note obligation in the amount of $500,000 due to Mr. Miller. This note is due within 30 days of the effective date of a new five year contract between Echo Star Satellites, L.L.C., DISH Network Services, L.L.C. and See World. Additionally, the Company issued 1,000,000 shares of its Series B Convertible Preferred stock to Mr. Miller during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the Company's option or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00. On April 3, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3.25 million as of June 30, 2006. On July 5, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3 million as of August 14, 2006. The Company filed an 8-K with the terms and conditions of this note on January 5, 2006. Mr. Miller also extended a short-term note in the amount of $518,798 to the Company, of which $375,000 was paid back January 13, 2006. The Company expects to repay the remaining balance of $143,798 during 2006.

(13)  Subsequent Events

On July 17th, 2006 the Company reduced the exercise price of the A warrants included in our SB-2 filing declared effective on August 3, 2005 from $0.10 to $0.045. As of August 4, 2006, 5,437,500 warrants have been exercised for proceeds of $244,687. The Company paid the additional $500,000 owed to Mr. Miller relating to the new five year contract with EchoStar and DISH Network Services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis contains a comparison of the results of operations for the three months ended June 30, 2006 and the same period in 2005. This discussion and analysis should be read in conjunction with the un-audited interim consolidated financial statements and the notes thereto included in this report, and the audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

OVERVIEW

We focus on developing, acquiring and investing in cash-flow positive businesses and viable business projects primarily in the Internet, Wireless and Technology industries. We operate a diversified wireless business through our two wholly-owned subsidiaries See World Satellites, Inc. and FTS Wireless, Inc. See World is a Regional Service Provider, or RSP, and retail distributor for DISH Network Services satellite television systems primarily to business and retail customers in the western Pennsylvania market and nationally through our retail channel. FTS Wireless is an emerging distributor of next generation wireless communications devices and related products and services. FTS Wireless operates a chain of nine retail wireless locations in the Gulf Coast market of Florida. All of the retail locations are leased properties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries: FTS Wireless, Inc and See World Satellites, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis.

Investment Securities

We account for our investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which we do not have the intent or ability to hold to maturity, and equity securities not classified as trading securities, are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. We determine fair value of our investments based on quoted market prices at each balance sheet date.

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

Intangible Assets

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. We adopted SFAS No. 142 effective January 1, 2002. Goodwill and indefinite-lived intangible asset impairment is always assessed based upon a comparison of carrying value with fair value.

Impairment of Long-Lived Assets

We periodically assess realization of long-lived assets, including goodwill. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value is necessary. We believe that there was no impairment of such assets at December 31, 2005. When we completed our impairment testing for the year ended December 31, 2004, we determined that the value of assets acquired related to certain store locations were impaired in the amount of $107,000.

Revenue Recognition

We recognize revenue from the activation of new wireless customers and the sale of wireless handsets, airtime and accessories at the time of activation or sale.

Net revenues from wireless activations are recognized during the month the activation is performed. Allowances for charge-backs, returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

Although our post-paid activations are subject to possible charge-back of commissions if a customer deactivates service within the allowable 180-day period after signing the contract, we still recognize the activation in the period of the activation. We have set up a reserve for possible activation charge-backs. Based on SFAS No. 48, this is permitted if reliable estimates of the expected refunds can be made on a timely basis, the refunds are being made for a large pool of homogeneous items, there is sufficient company-specific historical basis upon which to estimate the refunds, and the amount of the commission specified in the agreement at the outset of the arrangement is fixed, other than the customer's right to request a refund.

The Company's wholly-owned subsidiary, See World Satellites, Inc. recognizes revenue when it makes a sale within the store, completes a retail satellite receiver installation at the customer's home and the customer signs a contract, or completes a retail service provider satellite receiver installation at the customer's home and signs a contract.

Net revenues from product sales are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

We recognize revenue from the sale and activation of wireless handsets and related accessories.

Income Taxes

We are a taxable entity and recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. We use a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Share

We compute the basic net earnings (loss) per common share by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. We compute diluted net earnings (loss) per common share by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six months ended June 30, 2006 and 2005, we did not include potential dilutive securities that had an anti-dilutive effect in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

Advertising Costs

The cost of advertising is expensed as incurred.

Management's Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Stock-based Compensation

Effective the first quarter of fiscal 2006, we adopted SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. We previously applied APB 25 and related interpretations, as permitted by SFAS 123.

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by us on our notes payable approximate market rates. We believe that the fair value of our financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate our carrying amounts.

       THREE MONTH PERIOD ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS
                   ENDED JUNE 30, 2005 RESULTS OF OPERATIONS

SALES REVENUE

For the three months ended June 30, 2006, overall sales increased $1,286,662 or 371.1%, to $1,633,392, as compared to $346,730 for the three months ended June 30, 2005. For the six months ended June 30, 2006 sales increased to $3,267,006 from $650,700 during the same period in 2005. For the six months ended June 30, 2006 our wholly-owned subsidiary See World Satellites, Inc. generated revenue of $2,330,091. See World generated 73.0% of our total sales for the three months ended June 30, 2006 or $1,192,055. We have no comparable figures for the three months ended June 30, 2005. Our sales revenue for See World is primarily generated from the sale, service and installations of DISH satellite television systems. For our wholly-owned subsidiary FTS Wireless, revenue increased $286,215 or 44.0% to $936,915 compared to revenue of $650,700 for the six months ended June 30, 2005. FTS Wireless generated 27.0% of our total sales or $441,337 for the three months ended June 30, 2006, compared to revenue of $346,730 for an increase of 27.3%. Our sales revenue for FTS Wireless is generated from the sale of wireless handsets and related products and services. We believe the increase in sales revenue at FTS Wireless is related to the introduction of Metro PCS products and services into our core market. During the three months ended June 30, 2005 Metro PCS did not operate in the Tampa, Florida market. The overall increase in total sales revenue for the three and six month period was primarily related to the acquisition of See World Satellites, Inc. completed in the first quarter of this year.

COST OF GOODS SOLD

For the three months ended June 30, 2006, cost of goods sold increased by $212,642 to $472,510, as compared to $259,868 for the three months ended June 30, 2005. The increase in cost of goods sold is primarily related to increased product purchases of DISH satellite television systems for See World and an increase in wireless handset purchasing at FTS Wireless.

GROSS PROFITS

For the three months ended June 30, 2006, gross profits increased by $1,074,020 from $86,862 in 2005 to $1,160,882 in 2006. The increase in gross profits is attributed to the increase in service and sales revenue of DISH satellite systems relating to our wholly-owned subsidiary See World not offered during the comparable period. Gross profits as a percentage of sales increased to 71.1% in 2006 compared to 25.1% in 2005. The increase in gross profits as a percentage of sales is related to the introduction of new business related to the sales, service and installation of satellite television systems for DISH networks at our wholly-owned subsidiary See World.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative Expenses for the three months ended June 30, 2006, increased $794,361 or 291.7% to $1,066,642, as compared to $272,281 for the three months ended June 30, 2005. The increase in Selling, General and Administrative expenses was primarily related to increased operating costs related to our newly-acquired operations at See World not included in the three months ended June 30,2005.

OPERATING INCOME

Operating income increased to $94,240 during the three months ended June 30, 2006, compared to an operating loss of ($185,419) for the three months ended June 30, 2005 for a net improvement of $279,659. Operating income increased to $136,186 during the six months ended June 30, 2006, compared to an operating loss of ($772,294) for a net improvement of $908,480.

NET INCOME

Net income increased $247,922 to $56,867 for the three months ended June 30, 2006 compared to a net loss of ($191,055) during the three months ending June 30, 2005. The increase in net income was primarily related to an increase in revenue of $1,192,055 from our new wholly-owned subsidiary See World. Net income for the six month ended June 30, 2006 increased to $62,118 compared to a net loss of ($962,042) for a net improvement of $1,024,160. The increase in net income was primarily related to an increase in revenue of $2,330,091 from our new wholly-owned subsidiary See World.

INTEREST EXPENSE

Interest expense increased $31,737 to $37,373 for the three months ended June 30, 2006, as compared to $5,636 for the three months ended June 30, 2005. The increase in interest expense is related to an increase in interest expenses from a private placement closed on December 29, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our requirements for capital are to:

      o     pay down debt,

      o     fund possible acquisitions, and

      o     provide working capital and funds to expand our current business.

Our primary source of financing during the three months ended June 30, 2006 includes cash received from the issuance of common stock and cash generated from operations.

As of June 30, 2006, our Current Assets were $1,239,377 consisting of $537,558 in cash, $418,917 in inventories, $128,583 of accounts receivables and $154,319 of prepaid expenses and current assets. Current Liabilities were $3,850,749, consisting of $1,238,321 of convertible debentures, $2,389,586 of notes payable related parties, $212,946 in accounts payable and accrued expenses and $9,896 of long term debt-equipment loans.

At June 30, 2006, we had total assets of $7,196,971 consisting of, in addition to the assets described above, excess of cost over the net assets of business acquired $5,177,696, property and equipment, net of accumulated depreciation of $358,767, Unamortized discount of convertible debt of $315,231, unamortized debt issuance costs $88,718 and deposits of $17,182.

GOING CONCERN OPINION

We believe that our continued existence is dependent upon our ability to grow the profits of our satellite television operations and make our retail wireless operations profitable, and our ability to raise additional capital to reduce debt. Accordingly, the notes to our un-audited, interim financial statements express substantial doubt about our ability to continue as a going concern.

FINANCING ACTIVITIES

During the three months ended June 30, 2006, we issued 11,458,338 shares of restricted common stock upon the exercise of warrants priced at $0.0239. The warrants were exercised by four accredited investors for total proceeds of $273,854.28. At June 30, 2006, we had not issued 1,185,350 restricted shares that we owed to one of the investors. On April 5, 2006, we issued 11,458,338 new warrants to accredited investors under substantially the same terms as the warrants that were exercised except that the exercise price on the new warrants was increased to $0.04.

SUBSIDIARIES

As of June 30, 2006, we had two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 5, 2006 we issued 11,458,338 restricted common shares related to warrants priced at $0.04 to accredited investors.

These issuances of securities were undertaken pursuant to Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933, as amended, by the fact that:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have filed a Registration Statement on Form SB-2. The purpose of the Registration Statement is to register the resale of certain securities we issued as part of a private placement completed in January 2006.Until the SB-2 is declared effective by the Securities and Exchange Commission we are accruing liquidated damages that we anticipate paying either in cash or by issuing shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.

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

4.14 Form of Common Stock Purchase Warrant between the Company and Olympus Securities, (included as exhibit 4.16 to the Form SB-2/A filed July 5, 2006, and incorporated herein by reference).

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

FTS GROUP, INC.

/s/ Scott Gallagher
-------------------
Scott Gallagher
Chief Executive Officer and
Interim Chief Financial Officer
(Principal Accounting Officer)
August 16, 2006