Form 10QSB
period 2006-09-30
FTS GROUP, INC.
filed 2006-11-20
CIK 1062663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (MARK ONE)
    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                 (215) 688-2355
                                 --------------
                           (issuer's telephone number)

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

As of September 30, 2006 we had 131,737,469 shares of common stock, par value $0.001, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes |_| No |X|

                                 FTS GROUP, INC.

                                TABLE  OF  CONTENTS

PART I. FINANCIAL INFORMATION                                               PAGE
-----------------------------

Item  1.  Financial Statements                                                 1
Item  2.  Management's Discussion and Analysis or Plan of Operation           19
Item  3.  Controls  and  Procedures                                           27

PART  II.  OTHER  INFORMATION
--------------------------

Item  1.  Legal  Proceedings                                                  28
Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds         28
Item  3.  Defaults Upon Senior Securities                                     29
Item  4.  Submission of Matters to a Vote of Security Holders                 29
Item  5.  Other Information                                                   29
Item  6.  Exhibits and Reports on Form 8-K                                    29

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.

Condensed Consolidated Financial Statements (unaudited)                     PAGE

Balance  Sheet  -  September  30,2006  and  December  31,  2005                2

Statements  of  Operations  -  Three  and  Nine  months  ended
September  30,  2006  and  2005                                                3

Statements  of  Cash  Flows  -  Nine  months  ended  September  30,
2006 and 2005                                                                  4

Notes to Consolidated Financial Statements                                     5

                        FTS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2006 and December 31, 2005


                                                        Assets                                 2006             2005
                                                        ------                             ------------     ------------
Current assets:
     Cash and cash equivalents                                                             $    25,356      $   243,079
     Restricted cash                                                                                 -          560,000
     Accounts receivable                                                                       170,150           12,201
     Inventories                                                                               369,876           33,180
     Prepaid expenses and current assets                                                       199,714          474,683
                                                                                           ------------     ------------
               Total current assets                                                            765,096        1,323,143

Property and equipment, net of accumulated depreciation                                        340,604          208,210
Unamortized discount on convertible debt                                                       278,535          380,690
Unamortized debt issuance costs                                                                 59,145           46,313
Excess of cost over the net assets of business acquired                                      5,177,696                -
Deposits                                                                                        17,182           16,139
                                                                                           ------------     ------------
               Total assets                                                                $ 6,638,258      $ 1,974,495
                                                                                           ============     ============
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                 $   145,483      $   468,185
     Current portion of notes payable to related parties                                     1,830,895           80,850
     Convertible debentures                                                                  1,462,431        1,002,496
     Current installments of long-term debt-equipment loans                                      7,619                -
                                                                                           ------------     ------------
               Total current liabilities                                                     3,446,428        1,551,531
Convertible debentures                                                                               -          430,088
Long-term debt to related parties, less current installments                                 1,250,000                -
Long-term debt equipment loans, less current installments                                          620                -
                                                                                           ------------     ------------
               Total liabilities                                                             4,697,048        1,981,619
                                                                                           ------------     ------------
Stockholders' equity:
     10% Convertible preferred stock, Series A, $0.01 par value:
          150,000 shares authorized; 0 shares issued and outstanding                                 -                -
     Preferred stock, $0.01 par value, 4,850,000 undesignated
          shares authorized, none issued                                                             -                -
     Convertible preferred stock, Series B, $0.01 par value:
          1,000,000 Shares authorized, issued and outstanding at September 30,2006              10,000                -
     Common stock, $.001 par value.  Authorized 150,000,000 shares:
          131,737,469 shares issued and outstanding at September 30, 2006,
          102,098,756 shares issued and outstanding at December 31, 2005.                      131,737          102,099
     Additional paid-in capital                                                             11,973,568       10,196,539
     Accumulated deficit                                                                   (10,174,095)     (10,305,762)
                                                                                           ------------     ------------
               Total stockholders' equity                                                    1,941,210           (7,124)
                                                                                           ------------     ------------
Commitments and contingent liabilities                                                               -                -
                                                                                           ------------     ------------
               Total liabilities and stockholders' equity                                  $ 6,638,258      $ 1,974,495
                                                                                           ============     ============

See accompanying notes to consolidated financial statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)

                                                                    Three Months Ended September 30,  Nine Months ended September 30
                                                                     -----------------------------     -----------------------------
                                                                         2006             2005             2006             2005
                                                                     ------------     ------------     ------------     ------------

REVENUES
     Satellite television activation, installation and service       $ 1,233,984      $         -      $ 3,564,075      $         -
     Retail wireless activation, installation and service                411,263          283,505        1,348,179          934,096
                                                                     ------------     ------------     ------------     ------------
                                                                       1,645,247          283,505        4,912,254          934,096
                                                                     ------------     ------------     ------------     ------------
COST OF GOODS SOLD                                                       530,754          216,971        1,586,747          612,356
                                                                     ------------     ------------     ------------     ------------
GROSS PROFIT                                                           1,114,493           66,534        3,325,507          321,740
                                                                     ------------     ------------     ------------     ------------
GENERAL AND ADMINISTRATIVE EXPENSES
       Selling, general and administrative expenses                    1,008,030          245,388        3,082,858        1,271,665
                                                                     ------------     ------------     ------------     ------------
                                                                       1,008,030          245,388        3,082,858        1,271,665
                                                                     ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS                                            106,463         (178,854)         242,649         (949,925)
                                                                     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
     Interest                                                            (36,912)            (491)        (110,980)        (190,238)
                                                                     ------------     ------------     ------------     ------------
                                                                         (36,912)            (491)        (110,980)        (190,238)
                                                                     ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                                    $    69,551      $  (179,345)     $   131,669      $(1,140,163)
                                                                     ============     ============     ============     ============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                           105,736,228       56,982,202      107,614,763       53,952,681
                                                                     ============     ============     ============     ============
     Diluted                                                         117,230,110       56,982,202      122,383,630       53,952,681
                                                                     ============     ============     ============     ============

NET LOSS PER COMMON SHARE:
     Basic                                                                 $0.00           ($0.00)           $0.00           ($0.02)
                                                                     ============     ============     ============     ============
     Diluted                                                               $0.00           ($0.00)           $0.00           ($0.02)
                                                                     ============     ============     ============     ============

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)
                                                                                               2006              2005
                                                                                           ------------     ------------

 Net income (loss)                                                                         $   131,669      $(1,140,163)
 Adjustments to reconcile net income to net cash
      used in operating activities:
           Depreciation and amortization                                                       291,042           26,980
           Common shares issued for services                                                    98,400          294,350
           Amortization of debt discount                                                             -          188,393
           (Increase) decrease in operating assets:
                Accounts receivable                                                            (72,191)         (77,561)
                Inventories                                                                   (192,152)         (23,688)
                Prepaid expenses                                                               286,275           30,030
                Other assets                                                                    (1,043)          (1,000)
           Increase (decrease) in operating liabilities:
                Accounts payable and accrued expenses                                         (430,248)         160,028
                                                                                           ------------     ------------
                     Net cash used in operating activities                                     111,752         (542,631)
                                                                                           ------------     ------------

 Net assets 100% acquisition of See World Satellites, Inc.                                    (206,100)               -
 Capital expenditures for property and equipment                                               (88,177)        (119,629)
 Proceeds from funding restricted for investment in acquisition                               (440,000)               -
 Release of restriction on funding proceeds for investment in acquisition                    1,060,000                -
 Payment to See World Satellites, Inc. acquisition from escrowed amounts                    (1,000,000)               -
                                                                                           ------------     ------------
 48,121                      Net cash used in investing activities                            (674,277)        (119,629)
                                                                                           ------------     ------------

 Proceeds from issuance of stock                                                               665,964          844,460
 Proceeds from convertible debentures                                                           30,000
 Proceeds from stock issued under equity line                                                        -          325,078
 Proceeds from note payable to Dutchess Advisors                                                     -          500,000
 Proceeds from notes payable related parties                                                   635,002           70,661
 Repayments of notes payable-truck loans                                                       (12,411)               -
 Repayments of note payable to Dutchess Advisors                                                     -         (861,022)
 Repayments of debenture loan                                                                        -          (26,876)
 Repayments of notes payable to individuals                                                          -          (34,000)
 Repayment of loans from related parties                                                      (973,753)        (161,682)
                                                                                           ------------     ------------
                     Net cash provided by financing activities                                 344,802          656,619
                                                                                           ------------     ------------
                     Net decrease in cash                                                     (217,723)          (5,641)

Cash at beginning of year                                                                      243,079            7,949
                                                                                           ------------     ------------
Cash at end of year                                                                        $    25,356      $     2,308
                                                                                           ============     ============
  Supplemental schedule of cash flow information:
      Interest paid                                                                        $     4,524      $    44,566
                                                                                           ============     ============
 Supplemental disclosure of non-cash investing and financing activities:                                              -
      Stock issued in exchange for convertible debentures                                  $     8,085      $    73,617
                                                                                           ============     ============
  Stock issued as loan inducements                                                         $         -      $    38,462
                                                                                           ============     ============
  Stock issued in payment of accounts payable and accrued expenses                         $    63,400      $    77,365
                                                                                           ============     ============


      Acquisition of See World Satellites, Inc.
           Final negotiated purchase price of 100% of See World Satellites, Inc. stock     $ 5,500,000
           Amount financed through formal promissory note to Richard Miller                 (3,500,000)
           Paid in preferred stock of FTS Group, Inc.                                       (1,000,000)
                                                                                           ------------
                     Cash down payment for See World Satellites, Inc.                      $ 1,000,000
                                                                                           ============

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2006
                                   (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at September 30, 2006 or December 31, 2005.

REVENUE  RECOGNITION

The Company's wholly-owned subsidiary, FTS Wireless, recognizes revenue from the activation of new wireless customers and the sale of wireless handsets, airtime and accessories at the time of activation or sale. Net revenues from wireless activations are recognized during the month the activation is performed. Allowances for charge-backs, returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

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

EARNINGS  PER  SHARE

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the nine months ended September 30, 2006 and 2005, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

ADVERTISING  COSTS

The cost of advertising is expensed as incurred. Advertising expense was $107,796 and $12,771 for the nine months ended September 30, 2006 and 2005 respectively.

STOCK-BASED  COMPENSATION

Effective the first quarter of fiscal 2006, the Company adopted SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. The Company previously applied APB 25 and related interpretations, as permitted by SFAS 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

NEW  ACCOUNTING  STANDARDS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006. Any impact on the Company's consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

(2)  Restricted  Cash

At June 30, 2006 Restricted Cash of $500,000 represented a short term note obligation due Richard Miller as part of the financing of the acquisition of See World Satellites, Inc. ("See World"). Per the purchase agreement, Mr. Miller is to receive $500,000 within 30 days of the ratification of new five year renewal contracts with Echo Star Satellites, LLC and DISH Network Services, LLC, both of which were signed in June 2006. The $500,000 payment was made to Mr. Miller during the third quarter 2006. Therefore, restricted cash is zero at September 30, 2006.

At December 31, 2005 Restricted Cash of $560,000 represents funds held in escrow by Grushko & Mittman to be utilized at the closing of acquisition of See World in January 2006. The source of the funds was from the December 2005 issuance of promissory notes designed for the purpose of raising funds for this acquisition. The funds were contractually restricted to be remitted directly towards settlement of the acquisition January 3, 2006.

(3)  Property  and  Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following at September 30, 2006 and December 31, 2005:

                                          Years      2006          2005
                                          -----    ---------    ---------
Leasehold  improvements                     5      $ 189,878    $ 180,937
Furniture  &  fixtures                      5        128,535       54,208
Equipment                                  3-5        81,942       20,890
Vehicles                                    3        313,505       11,927
                                                   ---------    ---------

Total  property  and  equipment                      713,860      267,962
Less:  accumulated  depreciation                     373,256      (59,752)
                                                   ---------    ---------

Net  property  and  equipment                      $ 340,604    $ 208,210
                                                   =========    =========

Depreciation expense for the nine months ended September 30, 2006 and September 30, 2005 was $92,237 and $26,980

There was a significant increase in the Vehicles component of Property and Equipment in 2006 from that reported for the comparable period in 2005. This increase resulted from acquiring a fleet of trucks in the acquisition of See
World Satellites, Inc. The trucks are utilized for delivery of equipment and service related activities consistent with that of the Company's established business purpose.

(4)  Going  Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company has warrants outstanding that if exercised will provide for additional operating capital, however there is no guarantee that the warrants will be exercised. The Company is pursuing additional financing options in order to raise funds required to reduce outstanding debt obligations and execute its operating and expansion plans. Failure to secure financing or expand operations may result in the Company not being able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Net  deferred  tax  asset                    $        --       $        --
                                             ===========       ===========

The net operating loss carry forward of $10,174,095 will expire through 2024. At September 30, 2006, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(7)  Operating  Leases

The Company leases real property for its nine retail locations. Four of the locations have lease terms ranging from three months to three years while five locations are on a month-to-month basis.

Future  minimum  payments  due  on  the  non-cancelable  leases  are as follows:

 Year                                                        Annual
Ending                                                       Payments
------------------------------------------------             --------
2006                                                         $ 25,380
2007                                                           72,026
2008                                                           30.678
                                                             --------
                                                             $128,084
                                                             ========

Rent expense was $135,297 and $132,754 for the nine months ended September 30, 2006 and 2005, respectively.

(8)  Concentration  of  Credit  Risk

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 95% of its satellite system supplies from Echostar Satellite, L.L.C. and DISH Network Service, L.L.C. The Company further purchases approximately 80% of its telephone supplies from one vendor, Metro PCS. Additionally, these three vendors are major customers of the Company who provide products that generate over 90% of revenue.

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

During the three months ended June 30, 2006, the Company agreed to issue 11,458,338 restricted common shares relating to warrants priced at $0.0239 that were exercised by four accredited investors for total proceeds of $273,854.28. At September 30, 2006, 1,185,350 restricted shares due to one of the investors remained unissued. 11,458,338 new warrants were issued to the investors under the same terms other than the strike price which was increased to $0.04.

During the three months ended September 30, 2006, relating to the exercise of warrants, the Company issued 5,600,000 shares at $0.045 for proceeds of $252,000. Additionally, the Company issued 1,000,000 shares of its Series B Convertible Preferred stock to Mr. Richard Miller, President of See World during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the option of the Company or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00. The following is a discussion of the rights and privileges of our outstanding classes of common stock and preferred stock:

COMMON  STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Company's Board of Directors in its discretion from funds legally available therefore, subject to the rights of Preferred stockholders. Please refer to the Company's discussion below under "Preferred Stock." In the event of the Company's liquidation, dissolution or winding up, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities, subject to the rights of Preferred Stockholders. Please refer to the discussion below under "Preferred Stock."

Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. Each holder of common stock is entitled to one vote per share on all matters on which such stockholders are entitled to vote. Shares of common stock do not have cumulative voting rights.

PREFERRED  STOCK

The Company's Articles of Incorporation, as amended, vest its Board of Directors with authority to divide our preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation in respect to, among other things, (i) the number of shares to constitute such series and the distinctive designations thereof; (ii) the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue; (iii) whether Preferred Stock may be redeemed and, if so, the redemption price and the terms and conditions of redemption; (iv) the liquidation preferences payable on Preferred Stock in the event of involuntary or voluntary liquidation; (v) sinking fund or other provisions, if any, for redemption or purchase of Preferred Stock; (vi) the terms and conditions by which Preferred Stock may be converted, if the preferred stock of any series are issued with the privilege of conversion; and (vii) voting rights, if any.

A total of 150,000 shares were designated Series A Preferred Stock, however, none are outstanding. All Series A shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of the Company's net profits, also payable in cash. The Company may redeem this preferred stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

The Series A Preferred Shares are convertible into shares of the Company's common stock at the option of the holder on a one for one basis at any time up to the fifth anniversary of the issuance. On the fifth anniversary, the Series A Preferred Shares automatically convert into shares of the Company's common stock. The conversion rate is subject to adjustment in certain events, including stock splits and dividends. Holders of our Preferred Stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

In April 2006, a total of 1,000,000 shares were designated Series B Preferred Stock and all 1,000,000 shares are outstanding. Upon liquidation (voluntary or otherwise), dissolution or winding up of the Company, holders of Series B Convertible Preferred Stock will receive their prorate share of the total value of the assets and funds of the Company to be distributed, assuming the conversion of Series B Convertible Preferred Stock to Common Stock. The holders of shares of Series B Convertible Preferred Stock shall not be entitled to receive dividends and shall have no voting rights. After June 1, 2006, the shares of Series B Convertible Preferred Stock shall be redeemable at $2.00 per share solely at the Company's option.

Any shares of Series B Convertible Preferred Stock may, at any time after January 3, 2008, at the option of the holder or the Corporation, be converted into fully paid and nonassessable shares of common stock. The number of shares of common stock to which a holder of Series B Convertible Preferred Stock shall be entitled upon a conversion shall be the product obtained by multiplying the number the number of shares of Series B Convertible Preferred Stock being converted by 25.

(10)  Options  and  Warrants
OPTIONS

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the Plan) adopted in July 1997. For the year ended December 31, 2005 the Company has not granted any options. In accordance with the requirements of SFAS 123 ( R ) the following disclosures are made:-

a) - No options were exercised during 2005 and 2004, and no share-based liabilities were paid. Consequently, the total fair value of shares that vested during the year is not applicable.

b) - The number, weighted-average exercise price and weighted average remaining contractual terms of options currently exercisable are:

                                                          2005           2004
                                                          ----           ----
Weighted  average exercise price range               $0.81 to 1.38   1.5 to 2.75

Number  of  shares  options  outstanding                 4,000         594,000

Weighted  average  contractual life                    6.1 years      6.7 years

Weighted  average  exercise  price                      $ 1.14          $ 1.5

c) - No fair value estimates of share-based compensation arrangements were made in 2005 and 2004, although the Company favors the Black-Scholes model. Thus, no significant assumptions relating to volatility, expected dividends, risk-free rates, etc. were considered necessary.

d) - Because no compensation cost was charged to income in 2005 and 2004, and none was capitalized, no tax benefits were recognized.

e) - No cash was received in 2005 and 2004 from the exercise of share options and similar instruments granted under share-based compensation arrangements, and no tax benefit was realized.

f) - No cash was used to settle equity instruments granted under share-based payment arrangements.

g) - Under the Company's Plan, the Company's Board of Directors has reserved 2,500,000 shares that may be granted at the Board's discretion.

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

In accordance with the subscription agreement relating to the private placement the Company closed during the period ending March 31, 2005, the Company issued the following warrants. Investors received two classes of warrants, Series A and Series B warrants, for each share of common stock purchased. The B warrants had an initial exercise price of $0.08 and A warrants had an initial exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

                                                     2005         2005
                                                  Underlying    Exercise
                                                    Shares       Price
                                                  ---------   -----------
Warrants  issued  during  2000                    1,036,000   $      1.50
                                                  ---------   -----------
Warrants  issued  during  2004
(10%  Warrant  Div)                               3,000,000   $      0.25

Warrants  issued  during  2004  and  2005
A  Warrants                                      15,431,250   $     0.045
                                                  ---------   -----------

On September 28, 2005, the Company reduced the exercise price of the A warrants from $0.12 to $0.10. Additionally, he Company reduced the exercise price of the B warrants from $0.08 to $0.03. On July 17, 2006 the Company lowered the exercise price on the "A" Warrants from $0.10 to $0.045.

During the three months ending March 31, 2006, 4,670,313 "B" warrants priced at $0.03 were exercised for gross proceeds of $140,109. Expenses relating to warrant exercises were $14,048. Additionally, during the three months ended March 31, 2006, 9,499,937 "B" warrants expired.

During the three months ending September 30, 2006, 5,600,000 "A" warrants priced at $0.045 were exercised for gross proceeds of $252,000.

In accordance with the subscription agreement relating to the private placement closed on December 29, 2005, the Company issued the following warrants. Investors received two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.02868 and the B warrants have an exercise price of $0.0239.

The Company filed the terms and conditions of the financing and registration rights in January 2006 on Form 8-K. The funds raised in the private placement were primarily used for the acquisition of the Company's wholly-owned subsidiary See World Satellites, Inc. The table below summarizes the A and B warrants outstanding as of September 30, 2006 relating to the financing closed on December 29, 2005.

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

During the three months ended June 30, 2006, the Company agreed to issue 11,458,338 restricted common shares relating to warrants priced at $0.0239 that were exercised by four accredited investors for total proceeds of $273,854.28. At September 30, 2006, 1,185,350 restricted shares due to one of the investors remained unissued. New warrants totaling 11,458,338 were issued to the investors under the same terms other than the strike price which was increased to $0.04.

(11) See World Satellites, Inc. Acquisition

Effective January 3, 2006, the Company acquired 100% of the capital stock of See World Satellites, Inc. ("See World"), for consideration, providing for (i) $1,000,000 in cash to the shareholder of See World, (ii) a promissory note in the amount of $3,500,000, and (iii) $1,000,000 in convertible preferred stock of the Company.

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $5,500,000 had been allocated at follows:

Current  assets                             $185,850
Property  and  equipment,  net               136,454
Goodwill                                   5,177,696
                                       --------------

                                          $5,500,000
                                       ==============

Goodwill recorded as a result of the acquisition is assignable to the See World Satellites, Inc. segment and is tax deductible over a period of fifteen years. Revenues and expenses are included in the Company's statement of operations from January 3, 2006 through September 30, 2006.

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

(12)  Related  Party  Transactions  (See  World  Acquisition)

At September 30, 2006, the Company had the following debt obligations and made the following payments to Mr. Richard Miller a director and President of the Company's wholly-owned subsidiary See World. The Company paid Mr. Miller $500,000 on January 3, 2006 relating to the acquisition of See World. The Company carried a short term note obligation in the amount of $500,000 due to Mr. Miller. This note is due within 30 days of the effective date of a new five year contract between Echo Star Satellites, L.L.C., DISH Network Services, L.L.C. and See World. During the three months ended September 30, 2006 the Company paid this note in full. Additionally, the Company issued 1,000,000 shares of its Series B Convertible Preferred stock to Mr. Miller during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the Company's option or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00. On April 3, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3.25 million as of June 30, 2006. On July 5, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3 million. In October of 2006 the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount due to $2.750 million as of November 15, 2006. The Company filed an 8-K with the terms and conditions of this note on January 5, 2006. Mr. Miller also extended a short-term note in the amount of $551,073 to the Company, of which $375,000 was paid back January 13, 2006. During the three months ended September 30, 2006 the Company repaid $58,691 of the outstanding note leaving an unpaid balance of $117,382 at September 30, 2006. Subsequent to the end of the September 30, 2006 period the Company paid an additional $117,382 to Mr. Miller to extinguish an existing note due January 3, 2007.

(13)  Stock-Based  Compensation

The disclosures required by paragraph 84 of SFAS 123 ( R ) are stated below, although the Company had not granted any options since 2001 to the September 30, 2006, and options to purchase 598,000 shares of the Company have not been exercised:

                                                                                       2005          2004
                                                                                   --------------------------
Net Income /(Loss) as reported                                                     $(1,997,236)   $(2,328,353)

Basic and diluted earnings per share as reported                                   $(.04)         $(.08)

Share-based employee compensation cost net of related tax effects included
in net income as reported                                                          -             -

Share-based employee compensation cost, net of related tax effects that would have been included in net income if the fair-value based method had
been applied to all awards                                                         -             -

Pro-forma net income as if the fair-value method had been applied to all
awards                                                                             $(1,997,236)   $(2,328,353)

Pro-forma basic and diluted earrings per share as if the fair-value based
method had been applied to all awards                                              $(.04)         $(.08)

(14) Subsequent Events

In October and November 2006 the Company paid $117,382 relating to an outstanding note with Mr. Richard Miller. These payments extinguished the outstanding note that was due January 3, 2007. In October the Company issued 4,875,000 shares to investors relating to warrant exercises. The warrants were exercised at $0.045 for proceeds of 219,375. On October 3, 2006 the Company announced that it had acquired a 25% stake in Elysium Internet. Elysium is a start-up venture generating minimal revenue at this point. In addition on October 20, 2006 the Company held its 2006 annual meeting. At the meeting two proposals were passed by the shareholders of the Company. The shareholders re-elected the Company's two directors Scott Gallagher and David Rasmussen. The shareholders also approved an increase in the amount of authorized shares from 150,000,000 to 855,000,000. The results were as follows:

1.  Election  of  Directors:
                                    FOR          AGAINST          ABSTAIN
SCOTT  GALLAGHER                76,600,556          0             140,000
DAVID  R.  RASMUSSEN            76,565,556          0             175,000


2. Proposal to increase the Company's authorized shares of common stock from 150 million shares to 855 million shares.

FOR              74,815,571
AGAINST           1,918,985
ABSTAIN               6,200

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis contains a comparison of the results of operations for the three and nine months ended September 30, 2006 and the same period in 2005. This discussion and analysis should be read in conjunction with the un-audited interim consolidated financial statements and the notes thereto included in this report, and the audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including , but not limited to, our ability to raise capital, our ability to continue as a going concern, our ability to effectively manage our growth, changes in technology, the impact of competition and pricing, and other risks described in this report, our annual report on Form 10-KSB and other filings we made from time to time filed with the Securities and Exchange
Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We focus on developing, acquiring and investing in cash-flow positive businesses and viable business projects primarily in the Internet, Wireless and Technology industries. We operate a diversified wireless business through our two wholly-owned subsidiaries See World Satellites, Inc. and FTS Wireless, Inc.

We  acquired  See  World  Satellites,  Inc.  on January 3, 2006.  See World is a
Regional Service Provider, or RSP, and retail distributor for DISH Network satellite television service. See World markets, sells and installs satellite television systems for DISH primarily in the western Pennsylvania market as well as in Florida and globally over the Internet.

FTS Wireless is an emerging distributor of next generation wireless communications devices and related products and services. FTS Wireless operates a chain of nine retail wireless locations in the Gulf Coast market of Florida. All of the retail locations are leased properties.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries: FTS Wireless, Inc. and See World Satellites, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

As contemplated by the Securities and Exchange Commission under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in our annual financial statements and footnotes thereto. For further information, refer to our audited consolidated financial statements and related footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005.

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

PROPERTY,  EQUIPMENT  AND  DEPRECIATION

We record property and equipment at cost less accumulated depreciation. Upon retirement or sale, we remove the cost of the assets disposed of and the related accumulated depreciation from the accounts, and recognize any resultant gain or loss as a component of other income or expense. We compute depreciation over the estimated useful lives of the assets (3-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. We charge maintenance and repairs to operations as incurred.

INTANGIBLE  ASSETS

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. We adopted SFAS No. 142 effective January 1, 2002. Goodwill and indefinite-lived intangible asset impairment is always assessed based upon a comparison of carrying value with fair value.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

We periodically assess realization of long-lived assets, including goodwill. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value is necessary. We believe that there was no impairment of such assets at September 30, 2006 or December 31, 2005.

REVENUE RECOGNITION

Our wholly-owned subsidiary, FTS Wireless, recognizes revenue from the activation of new wireless customers and the sale of wireless handsets, airtime and accessories at the time of activation or sale.

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

Our wholly-owned subsidiary, See World Satellites, Inc. recognizes revenue when it makes a sale within the store, completes a retail satellite receiver installation at the customer's home and the customer signs a contract, or completes a retail service provider satellite receiver installation at the customer's home and signs a contract.

We recognize revenue from the sale and activation of wireless handsets and related accessories at the of the sale.

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

EARNINGS  PER  SHARE

We compute the basic net earnings (loss) per common share by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. We compute diluted net earnings (loss) per common share by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the nine months ended September 30, 2006 and 2005, we did not include potential dilutive securities that had an anti-dilutive effect in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

ADVERTISING  COSTS

The cost of advertising is expensed as incurred. Advertising expense was $107,796 and $12,771 for the nine months ended September 30, 2006 and 2005 respectively.

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

NEW  ACCOUNTING  STANDARDS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on our consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this statement was issued. We believe the adoption of this statement will have no impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. We believe the adoption of this statement will have no impact on our financial statements.

In  November  2004,  the  Financial  Accounting  Standards  Board  (FASB) issued
Statement of Financial Accounting Standards No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of this statement will have any immediate material impact on us.

     THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTHS
                 ENDED SEPTEMBER 30, 2005 RESULTS OF OPERATIONS

SALES  REVENUE

CONSOLIDATED

For the three months ended September 30, 2006, consolidated sales increased $1,361,742 or 480%, to $1,645,247, as compared to $283,505 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 consolidated sales increased to $4,912,254 from $934,096 during the same period in 2005. The increase in year to date consolidated sales is related to the inclusion of results of See World Satellites not included in the prior years results as well as a year to date increase in sales at FTS Wireless of 44%.

FTS  WIRELESS

For the three months ended September 30, 2006, FTS Wireless sales increased by $127,758 to $411,263 when compared to sales of $283,505 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 FTS Wireless, revenue increased $414,083 or 44.0% to $1,348,179 compared to revenue of $934,096 for the nine months ended September 30, 2005. FTS Wireless generated 25.0% of our total sales or $411,263 for the three months ended September 30, 2006, compared to revenue of $283,505 for the three months ended September 30, 2005 for an increase of 45%. Our sales revenue for FTS Wireless is primarily generated from the sale of wireless handsets, wireless accessories and related products. The increase in sales revenue at FTS Wireless is related to the introduction of Metro PCS handsets and rate plans into our core market. During the three and nine months ended September 30, 2005 Metro PCS did not operate in the Tampa, Florida market.

SEE  WORLD  SATELLITES

For the three months ended September 30, 2006, See World generated sales of $1,233,984. See World generated approximately 75.0% of our consolidated sales for the three months ended September 30, 2006. For the nine months ended September 30, 2006 See World generated sales of $3,564,075which accounted for approximately 73% of our consolidated sales for the period. Our sales revenue for See World Satellites, Inc. is primarily generated from the sale, service and installations of DISH Network satellite television systems. Since See World was acquired in January 2006 we do not have year over year comparisons.

COST  OF  GOODS  SOLD

CONSOLIDATED

For the three months ended September 30, 2006, consolidated cost of goods sold increased by $313,783 to $530,754, as compared to $216,971 for the three months ended September 30, 2005. For the nine months ended September 30,2006 cost of goods sold increase by $974,391 to $1,586,747 as compared to $612,356 for the nine months ending September 30, 2005.

FTS  WIRELESS

For the three months ended September 30, 2006, FTS Wireless reported an increase in cost of goods sold of $152,577 to $369,548 when compared to cost of goods sold of $216,971 for the three months ended September 30, 2005.FTS Wireless reported an increase in cost of goods sold for the nine months ended September 30,2006 of $479,722 to $1,092,078 when compared to $612,356 for the three months ended September 30, 2005. The increase in cost of goods sold for both periods is primarily related to increased pricing and purchases of wireless handsets and related products.

SEE  WORLD  SATELLITES

For the three months ended September 30, 2006 See World Satellites reported cost of goods sold of $161,206. For the nine months ended September 30, 2006 See World reported cost of goods sold of $464,669. Since the business was acquired in January 2006 we do not have year over year comparisons for cost of goods sold at See World.

GROSS  PROFITS

CONSOLIDATED

For the three months ended September 30, 2006, gross profits increased by $1,047,959 from $66,534 in 2005 to $1,114,493 in 2006. For the nine months ended
September 30, 2006, gross profits increased by $3,003,767 to $3,325,507 as compared to $321,740 for the nine months ending September 30, 2005. The increase in gross profits is attributed to the increase in sales revenue of DISH satellite systems relating to our wholly-owned subsidiary See World Satellites not offered during the comparable period and a 45% increase in year over year sales revenue at our wholly-owned subsidiary FTS Wireless. For the nine months ended September 30, 2006, gross profits as a percentage of sales increased to 67% in 2006 compared to 34% in 2005.

FTS  WIRELESS

For the three months ended September 30, 2006, FTS Wireless' gross profit decreased by $24,820 to $41,714 when compared to gross profit of $66,534 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, FTS Wireless' gross profit decreased by $65,640 to $256,100 when compared to gross profits of $321,740 for the nine months ended September 30, 2005. The decrease in gross profits is primarily related to reduced margins on sales on Metro PCS handsets when compared to the higher margin post-pay products.
However,  with  Metro  PCS  we  do  not  have  any ongoing charge back exposure.

SEE  WORLD  SATELLITES

For the three months ended September 30, 2006, See World reported gross profits of $1,072,778. For the three months ended September 30, 2006 we reported gross profits of $3.069,406. Since See World was acquired in January of 2006, we do not have year over year comparisons in gross profits for See World

SELLING,  GENERAL  AND  ADMINISTRATIVE

Selling, General and Administrative Expenses for the three months ended September 30, 2006, increased $762,642 or 311% to $1,008,030 as compared to $245,388 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, Selling, General and Administrative Expenses increased to $3,082,858 or 63% of total sales compared to $1,271,665 for the nine months ended September 30, 2006. The increase for the three and nine months ended September 30, 2006 in Selling, General and Administrative expenses was primarily related to increased operating costs related to our acquisition of See World Satellites, Inc. on January 3, 2006. The year over year comparisons include operations of See World Satellites, Inc. not included in the three and nine months ended September 30, 2005.

OPERATING  INCOME

Operating income increased to $106,463 during the three months ended September 30, 2006, compared to an operating loss of ($178,854) for the three months ended September 30, 2005 for a net improvement of $285,317. Operating income increased to $242,649 during the nine months ended September 30, 2006, compared to an operating loss of ($949,925) for the nine months ended September 30, 2005, for a net improvement of $1,192,574. The year over year comparisons include operations of See World Satellites, Inc. not included in the three and nine months ended September 30, 2005.

NET  INCOME

Net income increased by $248,896 to $69,551 for the three months ended September 30, 2006 compared to a net loss of ($179,345) during the three months ending September 30, 2005. The increase in net income was primarily related to an increase in revenue of $1,233,984 from our new wholly-owned subsidiary See World Satellites, inc. not included in the prior years results. Net income for the nine month ended September 30, 2006 increased to $131,669 compared to a net loss of ($1,140,163) for a net improvement of $1,271,832. The increase in net income was primarily related to an increase in revenue of $3,564,075 from our wholly-owned subsidiary See World Satellites, Inc. not included in the prior years results.

INTEREST EXPENSE

Interest expense increased $36,421 to $36,912 for the three months ended September 30, 2006, as compared to $491 for the three months ended September 30, 2005. The year over year increase in interest expenses is related to an increase in interest expenses from a private placement closed on December 29, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our  requirements  for  capital  are  to:

o  pay  down  debt,
o  fund  possible  acquisitions,  and
o  provide  working  capital  and  funds  to  expand  our  current  business.

Our primary source of financing during the three months ended September 30, 2006 includes cash received from the issuance of common stock and cash generated from operations.

As of September 30, 2006, our Current Assets were $765,096 consisting of $25,356 in cash, $369,876 in inventories, $170,150 of accounts receivables and $199,714 of prepaid expenses and current assets. Current Liabilities were $3,446,428, consisting of $1,462,431 of convertible debentures, $1,830,895 of notes payable to related parties, $145,483 in accounts payable and accrued expenses and $7,619 of long term debt-equipment loans.

At September 30, 2006, we had total assets of $6,638,258 consisting of, in addition to the assets described above, excess of cost over the net assets of business acquired $5,177,696, property and equipment, net of accumulated depreciation of $340,604, unamortized discount of convertible debt of $278,535, unamortized debt issuance costs $59,145 and deposits of $17,182.

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

FINANCING  ACTIVITIES

During the three months ending September 30, 2006, 5,600,000 "A" warrants priced at $0.045 were exercised for gross proceeds of $252,000. At September 30, 2006, we had not issued 1,185,350 restricted shares that we owed to one of the investors.

SUBSIDIARIES

As of September 30, 2006, we had two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer/Interim our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

We did not have any issuances of unregistered securities during the three months ended September 30, 2006

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

None.

Number                        Description  of  Exhibit
------                        ------------------------

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

10.26 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

10.27 Employment Agreement between the Company and Scott Gallagher, dated November 15, 2005 (included as exhibit 10.27 to the Form 10-QSB filed May 15, 2006, and incorporated herein by reference).

10.28 Employment Agreement between the Company and David Rasmussen, dated February 1, 2006 (included as exhibit 10.28 to the Form 10-QSB filed May 15, 2006 and incorporated herein by reference).

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

/s/  Scott  Gallagher
---------------------
Scott  Gallagher
Chief  Executive  Officer  and
Interim  Chief  Financial  Officer
(Principal  Accounting  Officer)
November  20,  2006