Form 10KSB/A
period 2005-12-31
FTS GROUP, INC.
filed 2006-12-11
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 0-24829

FTS GROUP, INC.
(Exact name of issuer as specified in its charter)

Nevada	84-1416864
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 West Hillsborough Ave., Tampa, Florida	33615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 868-3600

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
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
FORM 10-KSB/A

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

EMPLOYEES

As of December 31, 2005, we had twelve full time employees. Two of our employees are at the corporate level, our Chairman and Chief Executive Officer and Interim CFO Scott Gallagher and our Chief Operating Officer, Dave Rasmussen. In connection with our cellular phones and accessories business, we employ eleven full time individuals and one part time individual to run our Florida stores.

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
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, total current assets increased to $1,323,143 versus $175,862 as of December 31, 2004. Current assets consisted of $243,079 of unrestricted cash, $560,000 of restricted of cash, $12,201 of accounts receivable, $33,180 of inventories and $474,683 of prepaid expenses and current assets.

As of December 31, 2005, total current liabilities increased to $1,551,531 from $648,724 as of December 31, 2004. Current liabilities consisted of $468,185 of accounts payable and accrued expenses, notes payable to related parties of $80,850, and current portion of convertible debentures of $1,002,496.

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

SUBSEQUENT EVENTS

On January 3, 2006, we acquired See World Satellites, Inc., a Pennsylvania corporation. We paid $500,000 at the closing of the transaction on January 3, 2006. We agreed to pay an additional $500,000 into an escrow account to be held until all material contracts held by See World have been executed, amended or modified to acknowledge our acquisition of See World and/or to make us a party to each agreement such that we have full benefit of the agreements.

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

Our audited financial statements for the fiscal year ended December 31, 2005, reflect a net loss   of $1,997,236 and stockholders' deficit of $7,124 as of December 31,2005. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not developed to meet our working capital needs. If we can not obtain additional funding as needed, our   business may fail.

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

/s/ R. E. Bassie & Co.
Houston, Texas
December 5, 2006

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
Assets	2005	2004
Current assets:
Cash and cash equivalents	$243,079	$7,949
Restricted cash	560,000
Accounts receivable	12,201	87,485
Inventories	33,180	44,998
Prepaid expenses and current assets	474,683	35,430
Total current assets	1,323,143	175,862

Property and equipment, net of accumulated depreciation	208,210	124,555
Unamortized discount on convertible debt	380,690	-
Unamortized debt issuance costs	46,313	-
Investment in private entity	-	7,500
Deposits	16,139	19,489
Total assets	$1,974,495	$327,406

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	468,185	259,723
Current portion of notes payable to related parties
Convertible debentures-current portion	1,002,496
Notes payable to individuals	-	37,250
Notes payable to related parties, net of discount	80,850	111,751
Note payable - Dutchess Advisors	-	240,000
Total current liabilities	1,551,531	648,724

Convertible debentures, net of current portion	430,088	100,493

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Common stock, $.001 par value. Authorized 150,000,000 shares:
102,098,756 shares issued and outstanding at December 31, 2005,
37,882,183 shares issued and outstanding at December 31, 2004	102,099	37,882
Additional paid-in capital	10,196,539	7,848,833
Accumulated deficit	(10,305,762)	(8,308,526)
Total stockholders' equity (deficit)	(7,124)	(421,811)

Commitments and contingent liabilities

Total liabilities and stockholders' equity	$1,974,495	$327,406

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenues	$1,310,731	$712,282

Costs and expenses:
Cost of sales	1,110,645	521,660
Selling, general and administrative	1,767,563	2,191,837
Impairment loss		107,000
Total costs and expenses	2,878,208	2,820,497

Operating loss	(1,567,477)	(2,108,215)

Other income (expenses):
Unrealized loss on investments	(7,500)	(7,500)
Interest expense	(422,259)	(212,638)
Total other income (expenses)	(429,759)	(220,138)

Net loss from operations before taxes	(1,997,236)	(2,328,353)

Provision for income taxes	-	-

Net loss applicable to common shareholders	$(1,997,236)	$(2,328,353)

Net loss applicable to common shareholders:
Basic and diluted	$(0.04)	$(0.08)

Weighted average common shares:
Basic and diluted	55,986,790	27,459,250
See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional			Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Deferred	stockholders'
	shares	amount	shares	amount	capital	deficit	compensation	equity

Balance, December 31, 2003	-	$-	18,141,564	$18,142	$5,465,030	$(5,943,196)	$(146,550)	$(606,574)

Issuance of common shares for cash	-	-	6,000,000	6,000	411,341	-	-	417,341

Issuance of common shares for services	-	-	7,994,720	7,994	1,212,207	-	-	1,220,201

Conversion of debentures in shares of common
stock	-	-	3,570,030	3,570	346,521	-	-	350,091

Issuance of common shares for acquisition
of assets	-	-	30,000	30	2,070	-	-	2,100

Issuance of common shares for through equity line	-	-	2,145,869	2,146	374,687	-	-	376,833

Amortization of deferred compensation	-	-	-	-	-	-	146,550	146,550

Issuance of stock warrants as dividends on
common shares	-	-	-	-	36,977	(36,977)	-	-

Net loss	-	-	-	-	-	(2,328,353)	-	(2,328,353)

Balance, December 31, 2004	-	-	37,882,183	37,882	7,848,833	(8,308,526)	-	(421,811)

Issuance of common shares for cash	-	-	13,461,300	13,461	868,837	-	-	882,298

Issuance of common shares for services	-	-	6,572,500	6,573	624,277	-	-	630,850

Conversion of debentures in shares of
common stock	-	-	522,086	522	50,494	-	-	51,016

Issuance of common shares through equity line	-	-	8,140,263	8,140	451,513	-	-	459,653

Issuance of common shares on convertible debt	-	-	35,520,424	35,521	352,585	-	-	388,106

Net loss	-	-	-	-	-	(1,997,236)	-	(1,997,236)

Balance, December 31, 2005	-	$-	102,098,756	$102,099	$10,196,539	$(10,305,762)	$-	$(7,124)

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(1,997,236)	$(2,328,353)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	35,974	15,851
Impairment of long-lived assets	-	107,000
Common shares issued for services	630,850	1,220,201
Unrealized loss on investment in private entity	7,500	7,500
Decrease in deferred compensation	-	146,550
Amortization of debt discount	180,893	98,107
(Increase) decrease in operating assets:
Accounts receivable	75,284	(83,580)
Inventories	11,818	(37,239)
Prepaid expenses	747	(33,918)
Other assets	10,850	(1,839)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	322,011	(24,954)
Net cash used in operating activities	(721,309)	(914,674)

Cash flows from investing activities:
Capital expenditures for property and equipment	(119,629)	(194,729)
Funding restricted for investment in acquisition	(560,000)	-
Net cash used in investing activities	(679,629)	(194,729)

Cash flows from financing activities:
Proceeds from issuance of stock	882,298	417,341
Proceeds for stock to be issued	-	54,765
Proceeds from convertible debentures	1,263,000	-
Proceeds from stock issued under equity line	-	376,833
Proceeds from note payable to Dutchess Advisors	560,000	450,500
Proceeds from notes payable to individuals	-	98,250
Repayments of note payable to Dutchess Advisors	(921,022)	(266,485)
Repayments of debenture loan	(26,876)	-
Repayments of notes payable to individuals	(37,250)	(61,000)
Increase in amounts due to related parties	84,000	140,235
Repayment of loans from related parties	(168,082)	(99,974)
Net cash provided by financing activities	1,636,068	1,110,465

Net increase in cash	235,130	1,062

Cash at beginning of year	7,949	6,887
Cash at end of year	$243,079	$7,949

Supplemental schedule of cash flow information:
Interest paid	$93,133	$188,344

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$51,016	$350,091

Stock issued in exchange for acquisition of assets	$-	$2,100

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

INTANGIBLE ASSETS

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002. Goodwill and indefinite lived intangible asset impairment is always assessed based upon a comparison of carrying value with fair value.

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

RESTRICTED CASH

Restricted cash of $560,000 represents funds held in escrow by Grushko & Mittman to be utilized at the closing of the acquisition of See World Satellites in January, 2006. The source of the funds was from the December 2005 issuance of promissory notes designed for the purpose of raising funds for this acquisition. The funds are contractually restricted and to be remitted directly towards settlement of the acquisition.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $23,631 and $17,792 for the years ended December 31, 2005 and 2004 respectively.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 . Management does not believe the adoption of this statement will have any immediate material impact on the Company .

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2)	RESTATEMENT

The company has restated its financial statements for the year ended December 31, 2005 to amend and restate the accounting for warrants issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. However, at the time of the issuance, the Company had an insufficient number of authorized shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the contract could remain outstanding. Based on this shortage, EITF-0019 requires initial balance sheet classification of the warrants as a liability until such time that an increase in authorized shares sufficient to cover the shortage, is approved by the shareholders. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. Additional shares sufficient to cover the shortage were approved in October, 2006. Therefore, from December 2005 through the end of the third quarter 2006, liability classification is required for the warrants. During the fourth quarter 2006, a reclassification back to equity will be appropriate. Also being restated in relation to this financing is the split between the current and long term components of the associated liabilities per closer review of the contract terms.

The restatement will also reclassify the restricted portion of cash to a separate line item on the Balance Sheet with a corresponding correction to the Statement of Cash Flows to reflect the restriction.

There is no impact to earnings or cash associated with these restatements other than earmarking the restricted portion of cash, details of which were already disclosed elsewhere in the statements.

There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholder’s equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of December 31, 2005
Consolidated Balance Sheet	Previously Reported	Increase (Decrease)	Restated
Cash,$560,000 restricted at 12/31/05	$803,079	$(560,000)	$243,079
Restricted cash	$-	$560,000	$560,000
Convertible debentures-current portion	$-	$1,002,496	$1,002,496
Convertible debentures	$1,213,049	$(782,961)	$430,088
Additional paid in capital	$10,416,074	$(219,535)	$10,196,539
Total stockholder's equity (deficit)	$212,411	$(219,535)	$(7,124)

In addition, the Company has included restatements to reflect certain clarifications made in response to the SEC’s comments as raised in its review of the Company’s registration statement on Form SB-2 as filed with the SEC on May 2, 2006, on Form SB-2/A as filed with the SEC on September 29, 2006 and on Form SB-2/A as filed with the SEC on November 7, 2006. These restatements include expanded clarification on business operations in general as well as expanded clarification on revenue recognition policies, liquidity considerations, critical accounting policies, and changes to the Notes to Consolidated Financial Statements.

(3)	Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2005	2004
Leasehold improvements	5	$180,937	$-
Furniture and fixtures	5	54,208	19,460
Equipment	3-5	20,890	5,273
Vehicles	3	11,927	2,100
Construction in progress	5	-	121,500
Total property and equipment		267,962	148,333
Less accumulated depreciation and amortization		59,752	23,778
Net property and equipment		$208,210	$124,555

Depreciation expense for the years ended December 31, 2005 and 2004 was $35,974 and $15,851 respectively.

(4) CONVERTIBLE DEBT

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

We accounted for the issuance of stocks and warrants under the convertible notes in line with the provisions of EITR 00-27 which states that when a debt instrument includes detachable instruments such as warrants, the proceeds of the issuance should be allocated to the convertible instrument and the detachable instruments in proportion to their relative fair market values. Accordingly, the Company calculated fair value of the stock based on current market price and fair value of the warrants using the Black-Scholes pricing model. Total proceeds from the funding were then allocated among debt and equity based on their relative fair values.

As discussed in footnote #1, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion if the allocation is being reclassified to liability until the fourth quarter, 2006 at which time the shareholders approved an increase in authorized shares sufficient to cover the shortage.

(5) CONVERTIBLE DEBENTURES

During February 2003 the Company completed an additional debenture offering. Pursuant to a subscription agreement with Dutchess Private Equities Fund, LP ("Dutchess") the Company received $212,500 from the sale of 6% secured convertible debentures. The terms of the debentures provide for payment by February 14, 2007 with the debentures being convertible into the Company's common stock at any time at the lesser of (i) 80% of the average of the five lowest closing bid prices during the 15 days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The Company has registered the underlying shares on Form SB-2. As of December 31, 2005 and 2004 the amount of debentures outstanding was $0 and $100,493 respectively. During 2004 Dutchess converted $350,093 worth of debentures into 3,570,030 shares of stock.

During the year ended December 31, 2004 the Company issued approximately 3,570,030 shares to Dutchess Private Equities Fund, LP to reduce its balance by $350,091. At December 31, 2004 the outstanding unconverted debenture totaled $100,493, which has since been converted into approximately 1,004,930 shares of stock of Dutchess.

(6) EQUITY LINE OF CREDIT

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

(7) NOTES PAYABLE TO RELATED PARTIES

During June 2004, we entered into a note agreement with our then Chief Financial Officer, Linda Ehlen. Ms. Ehlen extended us a loan for $61,200 bearing interest of 8% per annum and a face amount premium of 20%, or $12,240. The note also included a stipulation that this related party would receive 307,000 shares of common stock as an inducement for providing the financing. The proceeds of $61,200 were allocated $43,200 to notes payable and $18,000 to the value of the common stock to be issued, based on their relative fair values. The difference between the amount to be repaid of $73,440 and the $43,200 represents a debt discount in the amount of $30,240 which was recorded by the company. This amount was amortized over the life of the loan. For the year ended December 31, 2004, the Company had amortized $13,829 leaving an unamortized debt discount of $16,411 at December 31, 2004. Unpaid principal remained at December 31, 2004 in the amount of $63,440 for a net balance due of $47,029. This loan was paid in full and the debt discount fully amortized during 2005.

During September 2004, we entered into a note agreement with our Chief Executor Officer, Scott Gallagher. Mr. Gallagher extended us a loan for $125,000 bearing interest of 8% per annum and a face amount premium of 20%, or $25,000. The note also included a stipulation that this related party would receive 625,000 shares of common stock as an inducement for providing the financing. The proceeds of $125,000 were allocated $88,235 to notes payable and $36,765 to the value of the common stock to be issued, based on their relative fair values. The difference between the amount to be repaid of $150,000 and the $88,235 represents a debt discount in the amount of $61,765 which was recorded by the company. This amount was amortized over the life of the loan. For the year ended December 31, 2004, the Company had amortized $28,245 leaving an unamortized debt discount of $33,520 at December 31, 2004. Unpaid principal remained at December 31, 2004 in the amount of $98,242 for a net balance due of $64,722. This loan was paid in full and the debt discount fully amortized during 2005. Additional funds of $8,800 were advanced by and repaid to Scott Gallagher during the course of the year in 2004.

During the quarter ended September 30, 2005, our Chief Executive Officer advanced additional funds totaling $70,661 to us. During the fourth quarter, these advances were converted to a note with an interest rate of 20% per annum. The note must be repaid by August 2007. Mr. Gallagher was issued 1,000,000 shares of restricted stock as inducement for providing this financing.

(8)	Note Payable - Dutchess Equities Fund

The Company signed a short-term Note payable to Dutchess Equities Fund, II L.P. in the amount of $500,000 which was due in May of 2005. The loan bears interest at a rate of 12% per annum, it includes a 20% premium. The premium in the amount of $100,000 has been charged to the interest expense for 2005. The loan was paid back timely.

750,000 shares of common stock were issued to Dutchess as inducement for entering into the financing.

During the year ended December 31, 2005, the Company also borrowed, under short term loan agreements, $60,000 from Dutchess Private Equities Fund bearing an interest rate of 12% per annum, it includes a 20% premium. The entire balance was repaid during 2005.

(9)	Income Taxes

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

(10)	Operating Leases

The Company leases real property for its seven retail locations. Five of the locations have lease terms ranging from six months to three years while two locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Year	Annual
Ending	Payments
2006	$95,439
2007	53,807
2008	633
$149,879

Rent expense was $165,392 and $135,447 for the years ended December 31, 2005 and 2004, respectively.

(11)	Concentration of Credit Risk

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 90% of their telephone supplies from two vendors. Additionally, these same two vendors are also major customers of the Company who provide over 60% of revenue.

(12)	Stock

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

On January 17th 2005 the Company closed a private placement and agreed to issue 12,200,050 shares of common stock to a group of accredited investors in private placements at an average price of $0.08 per share for gross proceeds of $769,460 after 10% commission and 3% expense fee. In accordance with the subscription agreement, the investors will receive two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.08 and B warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

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

The Company signed a short-term note payable to Dutchess Equities Fund, II L.P. in the amount of $500,000 plus a $100,000 premium. The note, dated January 10th, 2005 matures on August 10, 2005. The note bears interest at 12% per annum. The note carries certain restrictions relating to additional financing and registration rights to certain shares issued to Dutchess. As of May 5th, 2005, the note and interest have been paid in full.

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

On June 15th, 2004 the Company borrowed $61,200 from its CFO Linda Ehlen. On September 25, 2004 the Company borrowed $133,800 from its Chairman and CEO Scott Gallagher. The loans bear an interest rate of 8% per annum and due in June and September of 2005. Two of the notes carried a 20% premium in the aggregate amount of $37,240. The funds were primarily used to fund acquisitions and to repay loans from Dutchess Private Equities Fund II, LP.

The two notes received from related parties, Mr. Gallagher and Mrs. Ehlen required the Company to issue 932,000 (625,000 restricted common shares to Mr. Gallagher and 307,000 restricted shares to Mrs. Ehlen) of common stock as an inducement to provide the financing. On March 3, 2005 we issued 932,000 restricted common shares. Proceeds in the amount of $186,200 borrowed from two of its officers have been allocated $131,435 to notes payable and $54,765 to the value of the common stock to be issued to the individuals based on their relative fair values. The difference between the amount to be repaid aggregating $223,440 and the $131,435 represents a debt discount in the amount of $92,005 which was recorded by the Company. This amount is being amortized over the life of the loans. For the year ended December 31, 2004, the Company has amortized $42,073 leaving an unamortized debt discount of $49,931 at December 31, 2004.

On January 15th, 2006 the Company issued 1,500,000 restricted common shares to Scott Gallagher relating to a two year employment agreement entered into on November 15, 2005.

During the quarter ended December 31, 2005 warrants were exercised at $0.03 per share by eight accredited investors for the purchase of 762,500 shares of common stock.

During the quarter ended December 31, 2005 the Company issued 5,474,880 shares to Dutchess Private Equities Fund II, LP, under our equity line of credit for proceeds of $134,575 after fees.

During the quarter ended December 31, 2005, the Company issued 35,520,424 shares of common stock to a group of ten accredited investors relating to a financing closed on December 29, 2005. An 8-K detailing this issuance was filed with the Securities and Exchange Commission on January 5, 2006.

(13)	Warrants and Options

(13) A-Options

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

	Number of shares	Weighted Average Exercise Price

Options Outstanding at December 31, 2005	598,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options Outstanding at December 31, 2005	598,000	$1.50
The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The following table summarizes information about fixed price stock options:

OPTIONS OUTSTANDING AND EXERCISABLE

Weighted	Weighted	Weighted	Weighted
Average	Average	Average	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
0.81-1.38	4,000	2.1 years	$1.14
1.50-2.75	594,000	2.7 years	$1.50

(13) B- WARRANTS

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

In accordance with the subscription agreement relating to the private placement closed on December 29, 2005 the Company issued the following warrants. Investors received two classes of warrants, called Series A and Series B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.02868 and the B warrants have an exercise price of $.0239. The Company filed the terms and conditions of the financing and registration rights in January of 2006 on Form 8-K. The funds raised in the private placement were primarily used for the acquisition of the Companies wholly owned subsidiary See World Satellites, Inc.

As discussed in footnote #1, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion if the allocation is being reclassified to liability until the fourth quarter, 2006 at which time the shareholders approved an increase in authorized shares sufficient to cover the shortage.

As discussed in footnote #4, the warrants associated with this Issue, along with the related stock, were allocated based on their relative fair values, with the fair value of the warrant component determined using the Black-Scholes pricing model considering market factors at December 29,2005. The fair value calculation for this grouping of warrants was performed independently of any other issue. Therefore, the reduction to the exercise prices for Series A and B warrants on September 28,2005 and July 7, 2006 did not impact the fair value measurement of the warrants associated with the December 29, 2005 financing. The warrants below, associated with the financing, are not exercisable until such time as the Company’s pending SB-2 becomes effective.

	2005	2005
	Underlying	Exercise
	Shares	Price

Warrants issued in December 2005
A Warrants	35,520,424	$.02868
B Warrants	17,760,212	$.0239

(14)	Going Concern

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

(15)	Subsequent Events

On January 3, 2006, the Company acquired See World Satellites, Inc., a Pennsylvania corporation. The Company paid $500,000 at the closing of the transaction on January 3, 2006. The Company agreed to pay an additional $500,000 into an escrow account to be held until all material contracts held by See World have been executed, amended or modified to acknowledge our acquisition of See World and/or to make us a party to each agreement such that we have full benefit of the agreements.

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

On February 1, 2006, the Company entered into an employment agreement with Mr. David R. Rasmussen to act as the Company’s Chief Operating Officer and as Chief Executive Officer of the Company’s wholly-owned subsidiary, See World Satellites, Inc. Under the terms of such agreement, Mr. Rasmussen will receive an initial grant of 1,500,000 restricted shares of common stock of the Company. For an initial term of 2 years, Mr. Rasmussen is to receive a base salary of $150,000 per year. Mr. Rasmussen will also be eligible for cash and stock bonuses annually depending upon the performance of the Company.

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

Date: December 8, 2006

By:	/s/ David R. Rasmussen
David R. Rasmussen, Chief Operating Officer and Director

Date: December 8, 2006