Form 10QSB/A
period 2006-03-31
FTS GROUP, INC.
filed 2006-12-18
CIK 1062663

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

                                 FTS GROUP, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               PAGE
-----------------------------

Item  1.  Financial Statements                                                 1

Item  2.  Management's Discussion and Analysis or
          Plan of Operation                                                   15

Item  3.  Controls  and  Procedures                                           18

PART II. OTHER INFORMATION
--------------------------

Item  1.  Legal  Proceedings                                                  19

Item  2.  Unregistered Sales of Equity Securities and                         19
          Use of Proceeds

Item  3.  Defaults Upon Senior Securities                                     19

Item  4.  Submission of Matters to a Vote of Security Holders                 20

Item  5.  Other Information                                                   20

Item  6.  Exhibits and Reports on Form 8-K                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        Condensed Consolidated Financial Statements (unaudited)             PAGE

        Balance Sheet - March 31,2006 and December 31, 2005                    2

        Statements of Operations - Three months ended
        March 31, 2006 and 2005                                                3

        Statements of Cash Flows - Three months ended March 31,
        2006 and 2005                                                          4

        Notes to Condensed Consolidated Financial Statements                   5

                                       FTS GROUP, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       March 31, 2006 and December 31, 2005
                                                    Restatement

                                       ASSETS                                              2006                 2005
                                                                                           ----                 ----
Current assets:
     Cash and cash equivalents                                                         $    124,801         $    243,079
     Restricted cash                                                                        500,000              560,000
     Accounts receivable                                                                    136,713               12,201
     Inventories                                                                            212,807               33,180
     Prepaid expenses and current assets                                                    122,512              474,683
                                                                                        ------------         ------------
            Total current assets                                                          1,096,833            1,323,143

Property and equipment, net of accumulated depreciation                                     389,762              208,210
Unamortized discount on convertible debt                                                    351,927              380,690
Unamortized debt issuance costs                                                             118,291               46,313
Excess of cost over the net assets of business acquired                                   5,177,696                    -
Deposits                                                                                     17,182               16,139
                                                                                        ------------         ------------
            Total assets                                                               $  7,151,691         $  1,974,495
                                                                                        ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                                  236,552              468,185
     Current portion of notes payable to related parties                                  2,397,048               80,850
     Convertible debentures                                                               1,462,431            1,002,496
     Current installments of long-term debt-equipment loans                                  13,088                    -
                                                                                        ------------         ------------
            Total current liabilities                                                     4,109,119            1,551,531
Convertible debentures                                                                            -              430,088
Long-term debt to related parties, less current installments                              1,750,000                    -
Long-term debt equipment loans, less current installments                                     2,851
                                                                                        ------------         ------------
            Total liabilities                                                             5,861,970            1,981,619
                                                                                        ------------         ------------

Stockholders' equity:
     10% Convertible preferred stock, Series A, $0.01 par value:
         150,000 shares authorized; 0 shares issued and outstanding                               -                    -
     Preferred stock, $0.01 par value, 4,850,000 undesignated
         shares authorized, none issued                                                           -                    -
     Convertible preferred stock, Series B, $0.01 par value:
            500,000 Shares authorized, issued and outstanding at March 31, 2006           1,000,000                    -
     Common stock, $.001 par value.  Authorized 150,000,000 shares:
         114,679,131 shares issued and outstanding at March 31, 2006,
         102,098,756 shares issued and outstanding at December 31, 2005                     114,679              102,099
     Additional paid-in capital                                                          10,475,553           10,196,539
     Accumulated deficit                                                                (10,300,511)         (10,305,762)
                                                                                        ------------         ------------
            Total stockholders' equity (deficit)                                          1,289,721               (7,124)
                                                                                        ------------         ------------

Commitments and contingent liabilities                                                            -                    -
                                                                                        ------------         ------------

            Total liabilities and stockholders' equity                                 $  7,151,691         $  1,974,495
                                                                                        ============         ============


See accompanying notes to condensed consolidated financial statements.



                                    FTS GROUP, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three and Six Months Ended March 31, 2006 and 2005


                                                                       2006                  2005
                                                                  --------------        --------------
REVENUES
            Service Revenue-See World Satellites, Inc.            $   1,138,036         $           -
            Product Retail Sales-FTS Wireless, Inc.                     495,578               303,970
                                                                  --------------        --------------
                                                                      1,633,614               303,970
                                                                  --------------        --------------

COST OF GOODS SOLD
            Service-See World Satellites, Inc.                          209,208                     -
            Product-FTS Wireless, Inc.                                  374,274               135,518
                                                                  --------------        --------------
                                                                        583,482               135,518
                                                                  --------------        --------------

GROSS PROFIT
            Service-See World Satellites, Inc.                          928,828                     -
            Product-FTS Wireless, Inc.                                  121,304               168,452
                                                                  --------------        --------------
                                                                      1,050,132               168,452
                                                                  --------------        --------------

GENERAL AND ADMINISTRATIVE EXPENSES
              Selling, general and administrative expenses            1,008,186               755,327
                                                                  --------------        --------------
                                                                      1,008,186               755,327
                                                                  --------------        --------------

INCOME (LOSS) FROM OPERATIONS                                            41,946              (586,875)
                                                                  --------------        --------------

OTHER INCOME (EXPENSE)
            Interest                                                    (36,695)             (184,112)
                                                                  --------------        --------------
                                                                        (36,695)             (184,112)
                                                                  --------------        --------------

NET INCOME (LOSS)                                                 $       5,251         $    (770,987)
                                                                  ==============        ==============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
            Basic                                                   107,195,939            52,020,779
                                                                  =============         =============

            Diluted                                                 120,862,553            52,020,779
                                                                  =============         =============

NET LOSS PER COMMON SHARE:
            Basic                                                         $0.00                ($0.01)
                                                                  =============         =============
            Diluted
                                                                          $0.00                ($0.02)
                                                                  =============         =============


See accompanying notes to condensed consolidated financial statements.



                                        FTS GROUP, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Three months ended March 31, 2006 and 2005


                                                                                      2006             2005
                                                                                   ----------       ----------

 Cash flows from operating activities:
    Net income (loss)                                                                  5,251         (770,987)
    Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                                                95,169            8,077
         Common shares issued for services                                            98,400          294,350
         Amortization of debt discount                                                     -          180,877
         (Increase) decrease in operating assets:
             Accounts receivable                                                     (38,754)        (124,334)
             Inventories                                                             (35,083)          (9,136)
             Prepaid expenses                                                        423,477            8,158
             Other assets                                                             (1,043)          (1,000)
         Increase (decrease) in operating liabilities:
             Accounts payable and accrued expenses                                  (338,398)          45,682
                                                                                   ----------       ----------
                Net cash provided by (used in) operating activities                  209,019         (368,313)
                                                                                   ----------       ----------

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.                           (206,100)               -
Capital expenditures for property and equipment                                      (74,000)         (85,064)
Release of restriction on funding proceeds for investment in acquisition              60,000                -
Payment to See World Satellites, Inc. acquisition                                   (500,000)               -
                                                                                   ----------       ----------
                Net cash used in investing activities                               (720,100)         (85,064)
                                                                                   ----------       ----------

Cash flows from financing activities:
    Proceeds from issuance of stock                                                  140,109          713,460
    Proceeds from convertible debentures                                              30,000                -
    Proceeds from stock issued under equity line                                           -          270,994
    Proceeds from note payable to Dutchess Advisors                                        -          500,000
    Proceeds from notes payable to individuals                                       635,002                -
    Repayments of note payable Dutchess Advisors                                           -         (817,599)
    Repayments of notes payable-truck loans                                           (4,708)               -
    Repayments of notes payable to related parties                                         -         (193,815)
    Repayments of debenture loan                                                           -          (26,876)
    Repayments of notes payable to individuals                                      (375,000)               -
    Repayment of loans from related parties                                          (32,600)               -
                                                                                   ----------       ----------
                Net cash provided by financing activities                            392,803          446,164
                                                                                   ----------       ----------

                Net decrease in cash                                                (118,278)          (7,213)

Cash at beginning of year                                                            243,079            7,949
                                                                                   ----------       ----------
Cash at end of year                                                                  124,801              736
                                                                                   ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                        FTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at March 31, 2006 or December 31, 2005.

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

EARNINGS PER SHARE

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2006, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

(2) Restatement
--------------------------------------------------------------------------------
The Company has restated its financial statements for the year ended December 31, 2005 to amend and restate the accounting for warrants issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. However, at the time of the issuance, the Company had an insufficient number of authorized shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the contract could remain outstanding. Based on this shortage, EITF-0019 requires initial balance sheet classification of the warrants as a liability until such time that an increase in authorized shares sufficient to cover the shortage, is approved by the shareholders. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. Additional shares sufficient to cover the shortage were approved in October 2006. Therefore, from December 2005 through the end of the third quarter 2006, liability classification is required for the warrants. During the fourth quarter 2006, a reclassification back to equity will be appropriate. Also being restated in relation to this financing is the split between the current and long term components of the associated liabilities per closer review of the contract terms.

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

There were also related adjustments to the Company's consolidated statement of cash flows and consolidated statement of stockholder's equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:


Consolidated Balance Sheets                                                       March 31, 2006
                                                               Previously Reported  Increase (Decrease)     Restated
                                                               ------------------  ------------------  ------------------
Cash and cash equilavents                                      $         624,801   $        (500,000)  $         124,801
Restricted cash                                                $               -   $         500,000   $         500,000
Convertible debenture-current portion                          $       1,238,321   $         224,110   $       1,462,431
Convertible debentures                                         $               -   $               -   $               -
Additional paid-in capital                                     $      10,699,663   $        (224,110)  $      10,475,553
Total Stockholder's equity (deficit)                           $       1,513,831   $        (224,110)  $       1,289,721

In addition, the Company has included restatements to reflect certain clarifications made in response to comments raised in the review of the Company's registration statement on Form SB-2 as filed on May
2, 2006, on Form SB-2/A as filed  on September 29, 2006, on Form
SB-2/A as filed  on November 7, 2006 and on Form
SB-2/A as filed on December 12, 2006. These restatements include expanded clarification on business operations in general as well as expanded clarification on revenue recognition policies, liquidity considerations, critical accounting policies, and changes to the Notes to Consolidated Financial Statements.

The Company has also restated the presentation of its cash flow statement for the three months ended March 31, 2006. In response to SEC comments as raised in its review of the Company's registration statement on forms SB-2 and SB-2/A as noted in the preceeding paragraph, the Company determined the need to correct the presentation of the cash flow affects of the acquisition of See World Satellites, Inc. The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Consolidated Statement of Cash Flows                                           For the three months ended March 31, 2006
                                                                         Previously Reported  Increase (Decrease)     Restated
                                                                          ------------------  ------------------  ------------------
Accounts receivable                                                       $        (124,512)  $          85,758   $         (38,754)
Inventories                                                               $        (179,627)  $         144,544   $         (35,083)
Prepaid expenses                                                          $         352,171   $          71,306   $         423,477
Accounts payable and accrued expenses                                     $        (231,633)  $        (106,765)  $        (338,398)
Net provided by operating activities                                      $          14,176   $         194,843   $         209,019
Net assets 100% acquisition of See World Satellites, Inc.                 $               -   $        (206,100)  $        (206,100)
Capital expenditures for property and equipment                           $          (4,000)  $         (70,000)  $         (74,000)
Purchase of additional store locations                                    $         (70,000)  $          70,000   $               -
Release of restriction on funding proceeds for investment in acquisition  $               -   $          60,000   $          60,000
Net cash used in investing activities                                     $        (574,000)  $        (146,100)  $        (720,100)
Proceeds from convertible debentures                                      $         134,947   $        (104,947)  $          30,000
Proceeds from related party loans                                         $         518,798   $         116,204   $         635,002
Net cash provided by financing activities                                 $         381,546   $          11,257   $         392,803

(3)  RESTRICTED  CASH

At March 31, 2006 Restricted Cash of $500,000 represented a short term note obligation due Richard Miller as part of the financing of the acquisition of See World Satellites, Inc. ("See World"). Per the purchase agreement, Mr. Miller is to receive $500,000 within 30 days of the ratification of new five year renewal contracts with Echo Star Satellites, LLC and DISH Network Services, LLC. At December 31, 2005 Restricted Cash of $560,000 represents funds held in escrow by Grushko & Mittman to be utilized at the closing of acquisition of See World in January 2006. The source of the funds was from the December 2005 issuance of promissory notes designed for the purpose of raising funds for this acquisition. The funds were contractually restricted to be remitted directly towards settlement of the acquisition January 3, 2006.

(4)  Property and Equipment

Property and equipment are as follows at March 31, 2006 and December 31, 2005:

                                                        2006          2005
                                                     ----------    ----------

         Leasehold improvements                      $  189,878    $  180,937
         Furniture and fixtures                      $  124,208    $   54,208
         Equipment                                   $   81,942    $   20,890
         Vehicles                                    $  303,655    $   11,927
                                                     ----------    ----------
         Total property and equipment                $  699,683    $  267,962
         Less: accumulated depreciation              $ (309,921)   $  (59,752)
                                                     ----------    ----------

         Net property and equipment                  $  389,762    $  208,210
                                                     ==========    ==========

Depreciation expense for the three months ended March 31, 2006 and 2005 was $28,902 and $8,077 respectively.

(5)  Going Concern

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

(6)  Convertible Debt

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

As discussed in footnote #2, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion if the allocation is being reclassified to liability until the fourth quarter, 2006 at which time the shareholders approved an increase in authorized shares sufficient to cover the shortage.


(7)  Income Taxes

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

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

                                                           December 31
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------
         Federal statutory income tax rate             (659,000)     (792,000)
                                                        659,000       792,000
                                                     ----------    ----------
                                                             --            --
                                                     ==========    ==========

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                            December 31
                                                    ---------------------------
         Reconciling items:                             2005           2004
                                                    ------------   ------------
         Net operating loss carryforward:           $  3,244,000   $  2,585,000
         Less valuation allowance                     (3,244,000)    (2,585,000)

         Net deferred tax asset                     $         --   $         --
                                                    ============   ============

The net operating loss carryforward of $10,300,511 will expire through 2024.

At March 31, 2006, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(8)  Operating Leases

The Company leases real property for its nine retail locations. Five of the locations have lease terms ranging from six months to three years while four locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

          Year                                                Annual
         Ending                                              Payments
         -----------------------------------------------     --------
          2006                                               $108,505
          2007                                                 87,705
          2008                                                 30,634
                                                             --------
                                                             $226,844
                                                             ========

Rent expense was $165,392 and $135,447 for the years ended December 31, 2005 and 2004, respectively.

(9)  Concentration of Credit Risk

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

(10)  Stock

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

During the period ended March 31, 2006, a total of 1,000,000 shares were designated Series B Preferred Stock and all 1,000,000 shares are outstanding. Upon liquidation (voluntary or otherwise), dissolution or winding up of the Company, holders of Series B Convertible Preferred Stock will receive their prorate share of the total value of the assets and funds of the Company to be distributed, assuming the conversion of Series B Convertible Preferred Stock to Common Stock. The holders of shares of Series B Convertible Preferred Stock shall not be entitled to receive dividends and shall have no voting rights. After June 1, 2006, the shares of Series B Convertible Preferred Stock shall be redeemable at $2.00 per share solely at the Company's option.

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

(10) Warrants and Options

OPTIONS

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the Plan) adopted in July 1997. For the year ended December 31, 2005 the Company has not granted any options. Under the company's plan, the Company's board of directors has reserved 2,500,000 shares that may be granted at the board of directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options under the plan is ten years.In accordance with SFAS 123R, the Company reviewed the provisions of the plan and its related outstanding options to comply with the required fair value analysis component to SFAS 123R that took effect January 1, 2006. During this analysis the Company determined that the 598,000 options previous issued have expired and are no longer outstanding as of January 1, 2006 per plan provisions.


WARRANTS

The following details warrants outstanding as of March 31, 2006:

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

As discussed in footnote #2, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion if the allocation is being reclassified to liability until the fourth quarter, 2006 at which time the shareholders approved an increase in authorized shares sufficient to cover the shortage.

As discussed in footnote #4, the warrants associated with this Issue, along with the related stock, were allocated based on their relative fair values, with the fair value of the warrant component determined using the Black-Scholes pricing model considering market factors at December 29,2005. The fair value calculation for this grouping of warrants was performed independently of any other issue. Therefore, the reduction to the exercise prices for Series A and B warrants on September 28,2005 and July 7, 2006 did not impact the fair value measurement of the warrants associated with the December 29, 2005 financing. The warrants below, associated with the financing, are not exercisable until such time as the Company's pending SB-2 becomes effective.


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

Current  assets                                  $     185,850
Property  and  equipment,  net                         136,454
Goodwill                                             5,177,696
                                                 --------------

                                                    $5,500,000
                                                 ==============

Goodwill recorded as a result of the acquisition is assignable to the See World Satellites, Inc. segment and is tax deductible over a period of fifteen years. Revenues and expenses are included in the Company's statement of operations from January 3, 2006 through March 30, 2006.

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

SFAS 141 also requires in the year of the acquisition, proforma information displaying the results of operations for the current period as if the combination had been completed at the beginning of the period, unless the acquisition was at or near the beginning of the period. Since See World Satellites, Inc. was acquired on January 3, 2006, the first business day of the year, and the Company determined that transactions between Jaunary 1, 2006 through January 2, 2006 to be immaterial, proforma presentation is deemed unnecessary.


(12) Related Party Transactions (See World Satellites Acquisition)

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

(13)  STOCK-BASED  COMPENSATION

The disclosures required by paragraph 84 of SFAS 123 ( R ) are stated below, although the Company had not granted any options since 2001 to March 31, 2006, and options to purchase 598,000 shares of the Company have expired:

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

   THREE MONTHS PERIOD ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED
                                 MARCH 31, 2005

                              RESULTS OF OPERATIONS

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006

                              FTS           FTS           See
                             Group        Wireless       World
                              Inc.          Inc.       Satellites      Total
                          ------------  ------------  ------------  ------------
External Revenues         $         -   $   495,578   $ 1,138,036   $ 1,633,614
Internal Revenues              75,000                                    75,000
                          ------------  ------------  ------------  ------------
Segment Revenues               75,000       495,578     1,138,036     1,708,614

Cost of Goods Sold                  -       374,274       209,208       583,482
                          ------------  ------------  ------------  ------------
Gross Profit                   75,000       121,304       928,828     1,125,132

Selling, General,
   and Administrative         144,060       125,460       754,803     1,024,323
                          ------------  ------------  ------------  ------------
EBITDA                        (69,060)       (4,156)      174,025       100,809

Depreciation                   (3,806)      (10,096)      (15,000)      (28,902)
Amortization                  (29,573)            -             -       (29,573)
Interest                      (36,694)            -          (389)      (37,083)
                          ------------  ------------  ------------  ------------
Net Income (Loss)            (139,133)      (14,252)      158,636         5,251

Intersegment Adjustments      (75,000)                     75,000             -
                          ------------  ------------  ------------  ------------
                          $  (214,133)  $   (14,252)  $   233,636   $     5,251

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

As of March 31, 2006, our Current Assets were $1,096,833 and Current Liabilities were $3,885,009. Our Current Liabilities consist mainly of $1,462,431 of convertible debentures, $2,397,048 of current portion of notes payable to related parties, $1,750,000 Long-term debt to related parties, less current installments, accounts payable and accrued expenses of $236,552, current installments of long term debt equipment loans of $13,088 and long term debt equipment loans, less current installments of $2,851.

At March 31, 2006, we had cash available of $124,801, accounts receivable of $136,713, inventory of $212,807, property and equipment net of accumulated depreciation of $389,762, prepaid expenses and current assets of $122,512, restricted cash of $500,000, deposits of $17,182, unamortized discount on convertible debt of $351,927, unamortized debt issuance costs of $118,291 and excess of cost over net assets of business acquired of $5,177,696 for total assets of $7,151,691.

During the three month period ended March 31, 2006, we generated cash of $209,019 in operating activities as compared to the three month period ended March 31, 2005, where we used $368,313 in cash for operating activities. Net cash provided by financing activities for the three months ended March 31, 2006 and 2005 of $392,803 and $446,164, respectively. Accumulated deficit decreased from ($10,305,762) at December 31, 2005 to ($10,300,511) at March 31, 2006.
Stockholders equity improved from ($7,124)1 at December 31, 2005 to stockholders equity of $1,289,721 at March 31, 2006 for a net improvement of $1,296,845.

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

SUBSIDIARIES

As of March 31, 2006, we had two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer/InterimChief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as amended on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

RESTATEMENT

In connection with the restatement and the filing of this Form 10-QSB/A, our management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the re-evaluation, the Chief Executive Officer/Interim Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective. Specifically, our Chief Executive Officer/Interim Chief Financial Officer evaluated the effects of EITF 00-19 and FASB Statement 133 on the issuance of certain warrants. Even though the Chief Executive Officer/Interim Chief Financial Officer believed that the initial treatment of warrants as a liability was proper, he ultimately determined that, since we did not have enough authorized shares of common stock to settle the "Hypothetical" exercise of warrants, it was more appropriate to reclassify the warrants as a liability.

Despite the restatement, as of March 31, 2006, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.9 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

4.10A   Warrant Form (included as exhibit 4.1 to the Form 8-K filed March 24,
2005, and incorporated herein by reference).

4.11B   Warrant Form (included as exhibit 4.2 to the Form 8-K filed March 24,
2005, and incorporated herein by reference).

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

10.28 Employment Agreement between the Company and David Rasmussen, dated February 1, 2006 (included as exhibit 10.28 to the Form 10-QSB filed May 15, 2006, and incorporated herein by reference).

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

FTS GROUP, INC.

                                                /s/ Scott Gallagher
                                                -------------------------
                                                Scott Gallagher
                                                Chief Executive Officer and
                                                Interim Chief Financial Officer
                                                (Principal Accounting Officer)
                                                December 15, 2006