Form 10QSB/A
period 2006-06-30
FTS GROUP, INC.
filed 2006-12-18
CIK 1062663

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


                                            FTS GROUP, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          June 30, 2006 and December 31, 2005
                                                       Restated

                                      ASSETS                                            2006                 2005
                                                                                        ----                 ----
Current assets:                                                                                            (Restated)
     Cash and cash equivalents                                                      $     37,558         $    243,079
     Restricted cash                                                                     500,000              560,000
     Accounts receivable                                                                 128,583               12,201
     Inventories                                                                         418,917               33,180
     Prepaid expenses and current assets                                                 154,319              474,683
                                                                                     ------------         ------------
            Total current assets                                                       1,239,377            1,323,143

Property and equipment, net of accumulated depreciation                                  358,767              208,210
Unamortized discount on convertible debt                                                 315,231              380,690
Unamortized debt issuance costs                                                           88,718               46,313
Excess of cost over the net assets of business acquired                                5,177,696                    -
Deposits                                                                                  17,182               16,139
                                                                                     ------------         ------------
            Total assets                                                            $  7,196,971         $  1,974,495
                                                                                     ============         ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                          $    212,946         $    468,185
     Current portion of notes payable to related parties                               2,389,586               80,850
     Convertible debentures                                                            1,462,431            1,002,496
     Current installments of long-term debt-equipment loans                                9,896                    -
                                                                                     ------------         ------------
            Total current liabilities                                                  4,074,859            1,551,531
Convertible debentures                                                                         -              430,088
Long-term debt to related parties, less current installments                           1,500,000                    -
Long-term debt equipment loans, less current installments                                  1,670                    -
                                                                                     ------------         ------------
            Total liabilities                                                          5,576,529            1,981,619
                                                                                     ------------         ------------

Stockholders' equity:
     10% Convertible preferred stock, Series A, $0.01 par value:
         150,000 shares authorized; 0 shares issued and outstanding                            -                    -
     Preferred stock, $0.01 par value, 4,850,000 undesignated
         shares authorized, none issued                                                        -                    -
     Convertible preferred stock, Series B, $0.01 par value:
         1,000,000 Shares authorized, issued and outstanding at June 30,2006              10,000                    -
     Common stock, $.001 par value.  Authorized 150,000,000 shares:
         126,137,469 shares issued and outstanding at June 30, 2006,
         102,098,756 shares issued and outstanding at December 31, 2005                  126,137              102,099
     Additional paid-in capital                                                       11,727,949           10,196,539
     Accumulated deficit                                                             (10,243,644)         (10,305,762)
                                                                                     ------------         ------------
            Total stockholders' equity                                                 1,620,442               (7,124)
                                                                                     ------------         ------------

Commitments and contingent liabilities                                                         -                    -

                                                                                     ------------         ------------
            Total liabilities and stockholders' equity                              $  7,196,971         $  1,974,495
                                                                                     ============         ============


See accompanying notes to condensed consolidated financial statements.



                                                  FTS GROUP, INC. AND SUBSIDIARY
                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the Three and Six Months Ended June 30, 2006 and 2005


                                                               Three Months Ended June 30,           Six Months ended June 30,
                                                                  2006              2005              2006              2005
                                                             --------------    --------------    --------------    --------------

REVENUES
          Service Revenue-See World Satellites, Inc.         $   1,192,055     $           -     $   2,330,091     $           -
          Product Retail Sales-FTS Wireless, Inc.                  441,337           346,730           936,915           650,700
                                                             --------------    --------------    --------------    --------------
                                                                 1,633,392           346,730         3,267,006           650,700
                                                             --------------    --------------    --------------    --------------

COST OF GOODS SOLD
          Service-See World Satellites, Inc.                       124,255                 -           333,463                 -
          Product-FTS Wireless, Inc.                               348,255           259,868           722,529           395,386
                                                             --------------    --------------    --------------    --------------
                                                                   472,510           259,868         1,055,992           395,386
                                                             --------------    --------------    --------------    --------------

GROSS PROFIT
          Service-See World Satellites, Inc.                     1,067,800                 -         1,996,628                 -
          Product-FTS Wireless, Inc.                                93,082            86,862           214,386           255,314
                                                             --------------    --------------    --------------    --------------
                                                                 1,160,882            86,862         2,211,014           255,314
                                                             --------------    --------------    --------------    --------------

GENERAL AND ADMINISTRATIVE EXPENSES
            Selling, general and administrative expenses         1,066,642           272,281         2,074,828         1,027,608
                                                             --------------    --------------    --------------    --------------
                                                                 1,066,642           272,281         2,074,828         1,027,608
                                                             --------------    --------------    --------------    --------------

INCOME (LOSS) FROM OPERATIONS                                       94,240          (185,419)          136,186          (772,294)
                                                             --------------    --------------    --------------    --------------

OTHER INCOME (EXPENSE)
          Interest                                                 (37,373)           (5,636)          (74,068)         (189,748)
                                                             --------------    --------------    --------------    --------------
                                                                   (37,373)           (5,636)          (74,068)         (189,748)
                                                             --------------    --------------    --------------    --------------

NET INCOME (LOSS)                                            $      56,867     $    (191,055)    $      62,118     $    (962,042)
                                                             ==============    ==============    ==============    ==============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
          Basic                                                105,776,228        56,311,628       107,195,939        52,020,779
                                                             ==============    ==============    ==============    ==============

          Diluted                                              117,396,392        56,311,628       120,862,553        52,020,779
                                                             ==============    ==============    ==============    ==============

NET LOSS PER COMMON SHARE:
          Basic                                                      $0.00            ($0.00)            $0.00            ($0.02)
                                                             ==============    ==============    ==============    ==============

          Diluted                                                    $0.00            ($0.00)            $0.00            ($0.02)
                                                             ==============    ==============    ==============    ==============


See accompanying notes to condensed consolidated financial statements.



                                              FTS GROUP, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Six Months Ended June 30, 2006 and 2005


                                                                                               2006                2005
                                                                                               ----                ----

 Cash flows from operating activities:
    Net income (loss)                                                                     $    62,118         $  (962,042)
    Adjustments to reconcile net income to net cash
       used in operating activities:
          Depreciation and amortization                                                       193,914              18,076
          Common shares issued for services                                                    98,400             294,350
          Amortization of debt discount                                                             -             188,393
          (Increase) decrease in operating assets:
              Accounts receivable                                                             (30,624)           (118,010)
              Inventories                                                                    (241,193)            (29,877)
              Prepaid expenses                                                                331,670              30,655
              Other assets                                                                     (1,043)             (1,000)
          Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses                                          (361,999)             98,101
                                                                                           -----------         -----------
                  Net cash used in operating activities                                        51,243            (481,354)
                                                                                           -----------         -----------

Cash flows from investing activities:
    Net assets 100% acquisition of See World Satellites, Inc.                                (206,100)                  -
    Capital expenditures for property and equipment                                           (75,481)           (107,537)
    Proceeds from funding restricted for investment in acquisition                           (440,000)                  -
    Release of restriction on funding proceeds for investment in acquisition                  560,000                   -
    Payment to See World Satellites, Inc. acquisition                                        (500,000)                  -
                                                                                           -----------         -----------
                  Net cash used in investing activities                                      (661,581)           (107,537)
                                                                                           -----------         -----------

Cash flows from financing activities:
    Proceeds from issuance of stock                                                           413,964             844,460
    Proceeds from convertible debentures                                                       30,000                   -
    Proceeds from stock issued under equity line                                                    -             325,078
    Proceeds from note payable to Dutchess Advisors                                                 -             500,000
    Proceeds from notes payable related parties                                               635,002                   -
    Repayments of notes payable-truck loans                                                    (9,087)                  -
    Repayments of note payable to Dutchess Advisors                                                 -            (861,022)
    Repayments of debenture loan                                                                    -             (26,876)
    Repayments of notes payable to individuals                                                      -             (34,000)
    Repayment of loans from related parties                                                  (665,062)           (161,682)
                                                                                           -----------         -----------
                  Net cash provided by financing activities                                   404,817             585,958
                                                                                           -----------         -----------

                  Net decrease in cash                                                       (205,521)             (2,933)

Cash at beginning of year                                                                     243,079               7,949
                                                                                           -----------         -----------
Cash at end of year                                                                       $    37,558         $     5,016
                                                                                           ===========         ===========

Supplemental schedule of cash flow information:
    Interest paid                                                                         $     4,524              93,133
                                                                                           ===========         ===========

Supplemental disclosure of non-cash investing and financing activities:
    Stock issued in exchange for convertible debentures                                   $         -              51,016
                                                                                           ===========         ===========


    Acquisition of See World Satellites, Inc.
       Final negotiated purchase price of 100% of See World Satellites, Inc. stock        $ 5,500,000
       Amount financed through formal promissory note                                      (3,500,000)
       Paid in preferred stock of FTS Group, Inc.                                          (1,000,000)
       Due upon contact execution completion-restricted cash at 3/31/2006                    (500,000)
                                                                                           -----------
                      Cash paid for See World Satellites, Inc. acquisition                $   500,000
                                                                                           ===========


See accompanying notes to condensed consolidated financial statements.

                                        4

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

IMPAIRMENT OF LONG-LIVED ASSETS

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at June 30, 2006 or December 31, 2005.

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

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Consolidated Balance Sheets                                                   For the six months ended June 30, 2006
                                                                          Previously Reported Increase (Decrease)      Restated
                                                                          ------------------  ------------------  ------------------
Cash and cash equivalents                                                 $          37,558   $               -   $          37,558
Restricted cash                                                           $         500,000   $               -   $         500,000
Convertible debenture-current portion                                     $       1,238,321   $         224,110   $       1,462,431
Convertible debentures                                                    $               -   $               -   $               -
Additional paid-in capital                                                $      11,952,059   $        (224,110)  $      11,727,949
Total Stockholder's equity (deficit                                       $       1,844,552   $        (224,110)  $       1,620,442


The Company has also restated the presentation of its cash flow statement for the six months ended June 30, 2006. The Company determined the need to correct the presentation of the cash flow effects of the acquisition of See World Satellites, Inc. The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Consolidated Statement of Cash Flows                                                  For the six months ended June 30, 2006
                                                                          Previously Reported Increase (Decrease)      Restated
                                                                          ------------------  ------------------  ------------------
Accounts receivable                                                       $        (116,382)  $          85,758   $         (30,624)
Inventories                                                               $        (385,737)  $         144,544   $        (241,193)
Prepaid expenses                                                          $         320,364   $          11,306   $         331,670
Accounts payable and accrued expenses                                     $        (255,234)  $        (106,765)  $        (361,999)
Net provided by operating activities                                      $         (83,600)  $         134,843   $          51,243
Net assets 100% acquisition of See World Satellites, Inc.                 $               -   $        (206,100)  $        (206,100)
Capital expenditures for property and equipment                           $         (75,481)  $               -   $         (75,481)
Purchase of additional store locations                                    $               -   $               -   $               -
Release of restriction on funding proceeds for investment in acquisition  $         500,000   $          60,000   $         560,000
Net cash used in investing activities                                     $        (515,481)  $        (146,100)  $        (661,581)
Proceeds from convertible debentures                                      $         134,947   $        (104,947)  $          30,000
Proceeds from related party loans                                         $         518,798   $         116,204   $         635,002
Net cash provided by financing activities                                 $         393,560   $          11,257   $         404,817

These restatements include expanded clarification on business operations in general as well as expanded clarification on revenue recognition policies, liquidity considerations, critical accounting policies, and changes to the Notes to Consolidated Financial Statements.


(3)  RESTRICTED CASH

At June 30, 2006 Restricted Cash of $500,000 represented a short term note obligation due Richard Miller as part of the financing of the acquisition of See World Satellites, Inc. ("See World"). Per the purchase agreement, Mr. Miller is to receive $500,000 within 30 days of the ratification of new five year renewal contracts with Echo Star Satellites, LLC and DISH Network Services, LLC., both of these contracts were signed in June. At December 31, 2005 Restricted Cash of $560,000 represents funds held in escrow by Grushko & Mittman to be utilized at the closing of acquisition of See World in January 2006. The source of the funds was from the December 2005 issuance of promissory notes designed for the purpose of raising funds for this acquisition. The funds were contractually restricted to be remitted directly towards settlement of the acquisition January 3, 2006.

(4)  PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following at June 30, 2006 and December 31, 2005:

                                               Years      2006          2005
                                               -----    ---------    ---------
         Leasehold improvements                  5      $ 189,878    $ 180,937
         Furniture & fixtures                    5        124,208       54,208
         Equipment                              3-5        81,942       20,890
         Vehicles                                3        303,655       11,927
                                                        ---------    ---------

         Total property and equipment                     701,164      267,962
         Less:  accumulated depreciation                 (342,397)     (59,752)
                                                        ---------    ---------

         Net property and equipment                     $ 358,767    $ 208,210
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

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

                                                        December 31
                                               ----------------------------
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
                                               ==========        ==========

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                        December 31
                                               ----------------------------
         Reconciling items:                        2005            2004
                                               ------------    ------------
         Net operating loss carry forward:     $ 3,244,000     $ 2,585,000
         Less valuation allowance               (3,244,000)     (2,585,000)

         Net deferred tax asset                $        --     $        --
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

During the period ended June 30, 2006, a total of 1,000,000 shares were designated Series B Preferred Stock and all 1,000,000 shares are outstanding. Upon liquidation (voluntary or otherwise), dissolution or winding up of the Company, holders of Series B Convertible Preferred Stock will receive their prorate share of the total value of the assets and funds of the Company to be distributed, assuming the conversion of Series B Convertible Preferred Stock to Common Stock. The holders of shares of Series B Convertible Preferred Stock shall not be entitled to receive dividends and shall have no voting rights. After June 1, 2006, the shares of Series B Convertible Preferred Stock shall be redeemable at $2.00 per share solely at the Company's option.

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

(11) OPTIONS AND WARRANTS

OPTIONS

The Company has a Non-Qualified Stock Option and Stock Grant Plan (the Plan) adopted in July 1997. For the year ended December 31, 2005 the Company has not granted any options. Under the company's plan, the Company's board of directors has reserved 2,500,000 shares that may be granted at the board of directors' discretion. No option may be granted after July 27, 2007 and the maximum term of the options under the plan is ten years. In accordance with SFAS 123R, the Company reviewed the provisions of the plan and its related outstanding options to comply with the required fair value analysis component to SFAS 123R that took effect January 1, 2006. During this analysis the Company determined that the 598,000 options previously issued have expired and are no longer outstanding as of January 1, 2006 per plan provisions.

WARRANTS

The following details warrants outstanding as of June 30, 2006:

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

                                                         2005          2005
                                                      Underlying     Exercise
                                                        Shares         Price
                                                      ----------    ----------
         Warrants issued during 2000                   1,036,000    $     1.50
                                                      ----------    ----------
         Warrants issued during 2004
         (10% Warrant Div)                             3,000,000    $     0.25

         Warrants issued during 2004 and 2005
         A Warrants                                   15,431,250    $     .045
                                                      ----------    ----------

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

As discussed in footnote #2, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion of the allocation is being reclassified to liability until the fourth quarter, 2006 at which time the shareholders approved an increase in authorized shares sufficient to cover the shortage.

As discussed in footnote #4, the warrants associated with this Issue, along with the related stock, were allocated based on their relative fair values, with the fair value of the warrant component determined using the Black-Scholes pricing model considering market factors at December 29, 2005. The fair value calculation for this grouping of warrants was performed independently of any other issue. Therefore, the reduction to the exercise prices for Series A and B warrants on September 28, 2005 and July 7, 2006 did not impact the fair value measurement of the warrants associated with the December 29, 2005 financing. The warrants below, associated with the financing, are not exercisable until such time as the Company's pending SB-2 becomes effective.

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

(12) SEE WORLD SATELLITES, INC. ACQUISITION

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

SFAS 141 also requires in the year of the acquisition, proforma information displaying the results of operations for the current period as if the combination had been completed at the beginning of the period, unless the acquisition was at or near the beginning of the period. Since See World Satellites, Inc. was acquired on January 3, 2006, the first business day of the year, and the Company determined that transactions between January 1, 2006 through January 2, 2006 to be immaterial, proforma presentation is deemed unnecessary.

(13) RELATED PARTY TRANSACTIONS (SEE WORLD ACQUISITION)

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

(14) SUBSEQUENT EVENTS

On July 17, 2006 the Company reduced the exercise price of the A warrants included in its SB-2 filing declared effective on August 3, 2005 from $0.10 to $0.045. As of August 4, 2006, 5,437,500 warrants have been exercised for proceeds of $244,687. The Company paid the additional $500,000 owed to Mr. Miller relating to the new five year contract with EchoStar and DISH Network Services.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and in our annual report on Form 10-KSB filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

       THREE MONTH PERIOD ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS
                    ENDED JUNE 30, 2005 RESULTS OF OPERATIONS

     SEGMENT RESULTS FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2006

                         Three Months Ended June 30, 2006
                              FTS           FTS           See
                             Group        Wireless       World
                              Inc.          Inc.       Satellites       Total
                          ------------  ------------  ------------  ------------
External Revenues         $         -   $   441,337   $ 1,192,055   $ 1,633,392
Internal Revenues              75,000             -             -        75,000
                          ------------  ------------  ------------  ------------
Segment Revenues               75,000       441,337     1,192,055     1,708,392
                                    -             -             -             -
                          ------------  ------------  ------------  ------------
Cost of Goods Sold                  -       348,255       124,255       472,510

Gross Profit                   75,000        93,082     1,067,800     1,235,882
                                    -             -             -             -
Selling, General,                   -             -             -             -
   and Administrative         208,770       130,427       740,785     1,079,982
                          ------------  ------------  ------------  ------------
EBITDA                       (133,769)      (37,345)      327,015       155,900
                                    -             -             -             -
Depreciation                   (7,307)      (10,169)      (15,000)      (32,476)
Amortization                  (29,572)            -             -       (29,572)
Interest                      (36,697)            -          (288)      (36,985)
                          ------------  ------------  ------------  ------------
Net Income (Loss)            (207,345)      (47,514)      311,727        56,867
                                    -             -             -             -
Intersegment Adjustments      (75,000)            -        75,000             -
                          ------------  ------------  ------------  ------------
                          $  (282,345)  $   (47,514)  $   386,727   $    56,867
                          ============  ============  ============  ============

                              Six Months Ended June 30,2006
                              FTS           FTS           See
                             Group        Wireless       World
                              Inc.          Inc.       Satellites       Total
                          ------------  ------------  ------------  ------------
External Revenues         $         -   $   936,915   $ 2,330,091   $ 3,267,006
Internal Revenues             150,000                                   150,000
                          ------------  ------------  ------------  ------------
Segment Revenues              150,000       936,915     2,330,091     3,417,006

Cost of Goods Sold                  -       722,529       333,463     1,055,992
                          ------------  ------------  ------------  ------------
Gross Profit                  150,000       214,386     1,996,628     2,361,014

Selling, General,
   and Administrative         352,830       255,887     1,495,588     2,104,305
                          ------------  ------------  ------------  ------------
EBITDA                       (202,830)      (41,501)      501,040       256,710

Depreciation                  (11,113)      (20,265)      (30,000)      (61,378)
Amortization                  (59,145)            -             -       (59,145)
Interest                      (73,391)            -          (677)      (74,068)
                          ------------  ------------  ------------  ------------
Net Income (Loss)            (346,479)      (61,766)      470,363        62,118

Intersegment Adjustments     (150,000)            -       150,000             -
                          ------------  ------------  ------------  ------------
                          $  (496,479)  $   (61,766)  $   620,363   $    62,118
                          ============  ============  ============  ============

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

As of June 30, 2006, our Current Assets were $1,239,377 consisting of $37,558 in cash, $500,000 in restricted cash, $418,917 in inventories, $128,583 of accounts receivables and $154,319 of prepaid expenses and current assets. Current Liabilities were $4,074,859, consisting of $2,389,586 for the current portion of notes payable to a related party, $1,462,431 of convertible debentures, $212,946 in accounts payable and accrued expenses and $9,896 of long term debt-equipment loans.

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

SUBSIDIARIES

As of June 30, 2006, we had two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as amended, on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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


Despite the restatement, as of June 30, 2006, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FTS GROUP, INC.

                                        /s/ Scott Gallagher
                                        -------------------
                                        Scott Gallagher
                                        Chief Executive Officer and
                                        Interim Chief Financial Officer
                                        (Principal Accounting Officer)
                                        December 18, 2006