Form 10QSB/A
period 2006-09-30
FTS GROUP, INC.
filed 2006-12-18
CIK 1062663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
(MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                    EXCHANGE
                   ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                            __________ TO __________

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
Statements  of  Cash  Flows  -  Nine  months ended September 30, 2006 and 2005 4

NOTES  TO  CONDENSED CONSOLIDATED  FINANCIAL  STATEMENTS                       5

                        FTS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2006 and December 31, 2005
                                  Restated
                                                        Assets                                 2006             2005
                                                        ------                             ------------     ------------
Current assets:                                                                                               (Restated)
     Cash and cash equivalents                                                             $    25,356      $   243,079
     Restricted cash                                                                                 -          560,000
     Accounts receivable                                                                       170,150           12,201
     Inventories                                                                               369,876           33,180
     Prepaid expenses and current assets                                                       199,714          474,683
                                                                                           ------------     ------------
               Total current assets                                                            765,096        1,323,143

Property and equipment, net of accumulated depreciation                                        340,604          208,210
Unamortized discount on convertible debt                                                       278,535          380,690
Unamortized debt issuance costs                                                                 59,145           46,313
Excess of cost over the net assets of business acquired                                      5,177,696                -
Deposits                                                                                        17,182           16,139
                                                                                           ------------     ------------
               Total assets                                                                $ 6,638,258      $ 1,974,495
                                                                                           ============     ============
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                 $   145,483      $   468,185
     Current portion of notes payable to related parties                                     1,830,895           80,850
     Convertible debentures                                                                  1,462,431        1,002,496
     Current installments of long-term debt-equipment loans                                      7,619                -
                                                                                           ------------     ------------
               Total current liabilities                                                     3,446,428        1,551,531
Convertible debentures                                                                               -          430,088
Long-term debt to related parties, less current installments                                 1,250,000                -
Long-term debt equipment loans, less current installments                                          620                -
                                                                                           ------------     ------------
               Total liabilities                                                             4,697,048        1,981,619
                                                                                           ------------     ------------
Stockholders' equity:
     10% Convertible preferred stock, Series A, $0.01 par value:
          150,000 shares authorized; 0 shares issued and outstanding                                 -                -
     Preferred stock, $0.01 par value, 4,850,000 undesignated
          shares authorized, none issued                                                             -                -
     Convertible preferred stock, Series B, $0.01 par value:
          1,000,000 Shares authorized, issued and outstanding at September 30,2006              10,000                -
     Common stock, $.001 par value.  Authorized 150,000,000 shares:
          131,737,469 shares issued and outstanding at September 30, 2006,
          102,098,756 shares issued and outstanding at December 31, 2005.                      131,737          102,099
     Additional paid-in capital                                                             11,973,568       10,196,539
     Accumulated deficit                                                                   (10,174,095)     (10,305,762)
                                                                                           ------------     ------------
               Total stockholders' equity                                                    1,941,210           (7,124)
                                                                                           ------------     ------------
Commitments and contingent liabilities                                                               -                -
                                                                                           ------------     ------------
               Total liabilities and stockholders' equity                                  $ 6,638,258      $ 1,974,495
                                                                                           ============     ============

See accompanying notes to consolidated financial statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)
                                                                    Three Months Ended September 30,  Nine Months ended September 30
                                                                     -----------------------------     -----------------------------
                                                                         2006             2005             2006             2005
                                                                     ------------     ------------     ------------     ------------

REVENUES
     Service Revenue-See World Satellites, Inc.                      $ 1,233,984      $         -      $ 3,564,075      $         -
     Product Retail Sales-FTS Wireless, Inc.                             411,263          283,505        1,348,179          934,096
                                                                     ------------     ------------     ------------     ------------
                                                                       1,645,247          283,505        4,912,254          934,096
                                                                     ------------     ------------     ------------     ------------
COST OF GOODS SOLD
     Service Revenue-See World Satellites, Inc.                          161,206                -          494,669                -
     Product Retail Sales-FTS Wireless, Inc.                             369,548          216,971        1,092,078          612,356
                                                                     ------------     ------------     ------------     ------------
                                                                         530,754          216,971        1,586,747          612,356
                                                                     ------------     ------------     ------------     ------------
GROSS PROFIT
     Service Revenue-See World Satellites, Inc.                        1,072,778                -        3,069,406                -
     Product Retail Sales-FTS Wireless, Inc.                              41,715           66,534          256,101          321,740
                                                                     ------------     ------------     ------------     ------------
                                                                       1,114,493           66,534        3,325,507          321,740
                                                                     ------------     ------------     ------------     ------------
GENERAL AND ADMINISTRATIVE EXPENSES
       Selling, general and administrative expenses                    1,008,030          245,388        3,082,858        1,271,665
                                                                     ------------     ------------     ------------     ------------
                                                                       1,008,030          245,388        3,082,858        1,271,665
                                                                     ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS                                            106,463         (178,854)         242,649         (949,925)
                                                                     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
     Interest                                                            (36,912)            (491)        (110,980)        (190,238)
                                                                     ------------     ------------     ------------     ------------
                                                                         (36,912)            (491)        (110,980)        (190,238)
                                                                     ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                                    $    69,551      $  (179,345)     $   131,669      $(1,140,163)
                                                                     ============     ============     ============     ============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                           105,736,228       56,982,202      107,614,763       53,952,681
                                                                     ============     ============     ============     ============
     Diluted                                                         117,230,110       56,982,202      122,383,360       53,952,681
                                                                     ============     ============     ============     ============

NET LOSS PER COMMON SHARE:
     Basic                                                                 $0.00           ($0.00)           $0.00           ($0.02)
                                                                     ============     ============     ============     ============
     Diluted                                                               $0.00           ($0.00)           $0.00           ($0.02)
                                                                     ============     ============     ============     ============

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                        FTS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)
                                                                                               2006              2005
                                                                                           ------------     ------------

 Net income (loss)                                                                         $   131,669      $(1,140,163)
 Adjustments to reconcile net income to net cash
      used in operating activities:
           Depreciation and amortization                                                       291,042           26,980
           Common shares issued for services                                                    98,400          294,350
           Amortization of debt discount                                                             -          188,393
           (Increase) decrease in operating assets:
                Accounts receivable                                                            (72,191)         (77,561)
                Inventories                                                                   (192,152)         (23,688)
                Prepaid expenses                                                               286,275           30,030
                Other assets                                                                    (1,043)          (1,000)
           Increase (decrease) in operating liabilities:
                Accounts payable and accrued expenses                                         (430,248)         160,028
                                                                                           ------------     ------------
                     Net cash used in operating activities                                     111,752         (542,631)
                                                                                           ------------     ------------

 Net assets 100% acquisition of See World Satellites, Inc.                                    (206,100)               -
 Capital expenditures for property and equipment                                               (88,177)        (119,629)
 Proceeds from funding restricted for investment in acquisition                               (440,000)               -
 Release of restriction on funding proceeds for investment in acquisition                    1,060,000                -
 Payment to See World Satellites, Inc. acquisition from escrowed amounts                    (1,000,000)               -
                                                                                           ------------     ------------
                     Net cash used in investing activities                                    (674,277)        (119,629)
                                                                                           ------------     ------------

 Proceeds from issuance of stock                                                               665,964          844,460
 Proceeds from convertible debentures                                                           30,000                -
 Proceeds from stock issued under equity line                                                        -          325,078
 Proceeds from note payable to Dutchess Advisors                                                     -          500,000
 Proceeds from notes payable related parties                                                   635,002           70,661
 Repayments of notes payable-truck loans                                                       (12,411)               -
 Repayments of note payable to Dutchess Advisors                                                     -         (861,022)
 Repayments of debenture loan                                                                        -          (26,876)
 Repayments of notes payable to individuals                                                          -          (34,000)
 Repayment of loans from related parties                                                      (973,753)        (161,682)
                                                                                           ------------     ------------
                     Net cash provided by financing activities                                 344,802          656,619
                                                                                           ------------     ------------
                     Net decrease in cash                                                     (217,723)          (5,641)

Cash at beginning of year                                                                      243,079            7,949
                                                                                           ------------     ------------
Cash at end of year                                                                        $    25,356      $     2,308
                                                                                           ============     ============
  Supplemental schedule of cash flow information:
      Interest paid                                                                        $     4,524      $    44,566
                                                                                           ============     ============
 Supplemental disclosure of non-cash investing and financing activities:                                              -
      Stock issued in exchange for convertible debentures                                  $     8,085      $    73,617
                                                                                           ============     ============
  Stock issued as loan inducements                                                         $         -      $    38,462
                                                                                           ============     ============
  Stock issued in payment of accounts payable and accrued expenses                         $    63,400      $    77,365
                                                                                           ============     ============


      Acquisition of See World Satellites, Inc.
           Final negotiated purchase price of 100% of See World Satellites, Inc. stock     $ 5,500,000
           Amount financed through formal promissory note to Richard Miller                 (3,500,000)
           Paid in preferred stock of FTS Group, Inc.                                       (1,000,000)
                                                                                           ------------
                     Cash down payment for See World Satellites, Inc.                      $ 1,000,000
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

There were also related adjustments to the Company's consolidated statement of cash flows and consolidated statement of stockholders' equity.

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

Unaudited pro forma data (included in the Company's 8-K/A filing on March 3, 2006) summarizes the results of operations of the Company for the years ended December 31, 2005 and 2004 as if the acquisition had been completed on January 1, 2004. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 2004 or may be achieved in the future.

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

(14)  Stock-Based  Compensation

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

(15) Subsequent Events

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

     THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTHS
                 ENDED SEPTEMBER 30, 2005 RESULTS OF OPERATIONS
      SEGMENT RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTMEBER 30,2006

                                                       Three Months Ended September 30, 2006
                                                  FTS             FTS           See
                                                 Group          Wireless       World
                                                  Inc.            Inc.       Satellites        Total
                                              -------------  -------------  -------------  -------------
External Revenues                             $          -   $    411,263   $  1,233,984   $  1,645,247
Internal Revenues                                   75,000                                       75,000
                                              -------------  -------------  -------------  -------------
Segment Revenues                                    75,000        411,263      1,233,984      1,720,247
Cost of Goods Sold                                       -        369,548        161,206        530,754
                                              -------------  -------------  -------------  -------------
Gross Profit                                        75,000         41,715      1,072,778      1,189,493

Selling, General,
   and Administrative                              142,479        103,752        776,368      1,022,599
                                              -------------  -------------  -------------  -------------
EBITDA                                             (67,479)       (62,037)       296,410        166,894

Depreciation                                        (5,556)       (10,302)       (15,000)       (30,858)
Amortization                                       (29,573)             -              -        (29,573)
Interest                                           (36,696)             -           (216)       (36,912)
                                              -------------  -------------  -------------  -------------
Net Income (Loss)                                 (139,304)       (72,339)       281,194         69,551

Intersegment Adjustments                           (75,000)                       75,000              -
                                              -------------  -------------  -------------  -------------
                                               $  (214,304)  $    (72,339)  $    356,194   $     69,551
                                              =============  =============  =============  =============

                                                          Nine Months Ended September 30,2006
                                                   FTS            FTS           See
                                                  Group        Wireless        World
                                                   Inc.           Inc.       Satellites        Total
                                              -------------  -------------  -------------  -------------
External Revenues                             $          -   $  1,348,178   $  3,564,075   $  4,912,253
Internal Revenues                                  225,000                                      225,000
                                              -------------  -------------  -------------  -------------
Segment Revenues                                   225,000      1,348,178      3,564,075      5,137,253
Cost of Goods Sold                                       -      1,092,078        494,669      1,586,747
                                              -------------  -------------  -------------  -------------
Gross Profit                                       225,000        256,100      3,069,406      3,550,506

Selling, General,
   and Administrative                              495,308        359,637      2,271,957      3,126,902
                                              -------------  -------------  -------------  -------------
EBITDA                                            (270,308)      (103,537)       797,449        423,604

Depreciation                                       (16,669)       (30,568)       (45,000)       (92,237)
Amortization                                       (88,718)             -              -        (88,718)
Interest                                          (110,087)             -           (893)      (110,980)
                                              -------------  -------------  -------------  -------------
Net Income (Loss)                                 (485,782)      (134,105)       751,556        131,669

Intersegment Adjustments                          (225,000)             -        225,000              -
                                              -------------  -------------  -------------  -------------
                                              $   (710,782)  $   (134,105)  $    976,556   $    131,669
                                              =============  =============  =============  =============

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

SUBSIDIARIES

As of September 30, 2006, we had two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our  management  evaluated,  with  the  participation  of  our  Chief  Executive
Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Restatement

In connection with the restatement and the filing of this Form 10-QSB/A, our management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the re-evaluation, the Chief Executive Officer/Interim Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective. Specifically, our Chief Executive Officer/Interim Chief Financial Officer evaluated the effects of EITF 00-19 and FASB Statement 133 on the issuance of certain warrants. Even though our Chief Executive Officer/Interim Chief Financial Officer believed that the initial treatment of warrants as a liability was proper, he ultimately determined that, since we did not have enough authorized shares of common stock to settle the "Hypothetical" exercise of warrants, it was more appropriate to reclassify the warrants as a liability.

Despite the restatement, as of September 30, 2006, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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