Form 10-K
FTS GROUP, INC.
filed 2007-04-16
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 0-24829

FTS GROUP, INC.
(Exact name of issuer as specified in its charter)

Nevada	84-1416864
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 West Hillsborough Ave., Tampa, Florida	33615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 868-3600

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. མ

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No མ

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. མ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes མ No ☒

State issuer’s revenues for its most recent fiscal year: $6,678,076.

The aggregate market value of the 3,456,402 shares of common stock held by non-affiliates of the issuer as of February 15, 2007 was $114,061 based upon the sale price of the common stock of $0.036 per share on February 15, 2007.

State the number of shares outstanding of each of the registrant’s classes of common stock as of December 31, 2006: 137,650,469

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes མ No ☒

FTS GROUP, INC.
FORM 10-KSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below in our “Risk Factor” section, elsewhere in this report and in our SEC filings from time to time. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

We organized as Full Tilt Sports, Inc. in 1997 as a Colorado corporation to develop and market a line of young men's casual apparel. We own several U.S. trademarks relating to that business. Effective August 23, 2000, we changed our name to FTS Apparel, Inc. Our attempts to build a profitable apparel business were unsuccessful and the prior management team was unable to raise the required funds to continue in the apparel business. As a result, we exited the apparel business. In January 2002, we experienced a change in management. Effective January 11, 2002, Scott Gallagher became our new Chairman and Chief Executive Officer and we appointed three new directors. The new Chairman agreed to purchase 1,861,618 shares of our common stock owned by two of the former officers and directors and other shareholders. The new management team initially developed a strategic plan to acquire and develop cash flow positive businesses. After an analysis of the market, management determined to primarily focus on building a diversified wireless business. FTS Wireless Inc., a wholly owned subsidiary, was organized as a Florida corporation in February 2003 to acquire and develop a chain of retail wireless locations in the Gulf Coast market of Florida. On January 26, 2004, we changed our name to FTS Group, Inc. to reflect the change in our operations. Additionally, on that date, we changed our state of incorporation from Colorado to Nevada. On January 3, 2006, we acquired See World Satellites, Inc., a regional service provider for Dish Networks, Inc., as a wholly-owned subsidiary.

BUSINESS

Our business model is to develop, invest in and acquire cash-flow positive businesses and viable business projects, primarily in the Wireless, Internet and Technology Industries for the benefit of our Company and our stockholders. Since changing our management and business model in 2002 from a pure apparel company we have acquired a profitable business with significant cash-flow relative to our size in See World Satellites, Inc. Additionally since 2003 we have acquired and developed a retail wireless business based in the Gulf Coast market of Florida through our wholly-owned subsidiary FTS Wireless, Inc.

Through our wholly-owned subsidiaries, See World Satellites, Inc. and FTS Wireless, Inc., we have created a diversified wireless distribution business. Our subsidiary, FTS Wireless, Inc., distributes wireless communications products such as cell phones, PDAs and related communication devices and accessories through our chain of retail locations to customers in the Gulf Coast region of Florida and nationally over the Internet. Our subsidiary See World Satellites, Inc. is a Regional Service Provider, or RSP, and retail distributor of satellite television systems and services for DISH Networks. On the RSP side of our business we install satellite television systems sold by DISH networks and are paid a commission for each installation completed. On the retail side of our business we market, sell and install satellite systems for DISH Networks through our retail location in Indiana, Pennsylvania.

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

THE MARKET FOR OUR PRODUCTS AND SERVICES

According to the semi-annual wireless industry survey released in June 2006 by the Cellular Telecommunications & Internet Association, or CTIA, 2006 was a very strong year for the industry as U.S. wireless users grew 25 million to 219 million. This increase comes after the record growth posted during the same period of 2005 when wireless users grew by 25.7 million to 194.5 million subscribers. In addition, the 2006 semi-annual survey found that wireless carriers reported a 72% jump in year over year text messaging for the month of June. Carriers reported delivering 12.5 billion text messages in the month of June 2006 versus 7.3 billion for June of 2005. Also noted in the survey was the increase in wireless minutes used. Wireless customers used more than 850 billion minutes during the first half of 2006, up 27% over the first half of 2005, the survey reported.

On the satellite side of our business, the overall industry had a very strong year. In its quarterly report for the third quarter of the 2006 fiscal year, our primary satellite television vendor DISH Networks reported more than 12.7 million subscribers as of September 30, 2006 for an 8.9% year over year increase from 11.7 million subscribers as of September 30, 2005. DISH later reported that its subscriber base as of the end of 2006 surpassed 13 million.

The market for both our retail wireless business and satellite installation business remains very strong as evidenced by the key metrics identified above. Both of our operating subsidiaries consistently rank as one of the top 3 operators in their respective markets. FTS Wireless is consistently ranked in the top 3 dealers for Metro PCS in the Tampa market and top 10 overall in the Gulf Coast market. Metro PCS is a regional wireless carrier with more than 2 million subscribers. See World Satellites, Inc. has been consistently ranked as the top RSP in terms of installation percentage by DISH Networks versus 21 to 23 total RSP’s in the nation. Over the last five years, DISH Networks is the fastest growing US satellite television provider. We believe by effectively operating our business at high level in our key markets both vendors will offer us additional growth opportunities at some point in the future.

STRATEGIC PARTNERS

METRO PCS

Since October of 2005, Metro PCS has become the leading vendor for FTS Wireless, Inc. accounting for 90% of all wireless handset sales completed during 2006. Metro PCS is a regional wireless carrier based in Dallas, Texas with more than 2 million subscribers in various markets around the U.S. including Miami, Tampa, Orlando, Atlanta and Sacramento. We have secured additional licenses for Los Angeles, New York, Philadelphia and other key markets around the US. We distribute Metro PCS wireless handsets and service plans at six of our Metro PCS approved retail wireless locations in the Tampa/ St. Petersburg market. Metro PCS owns its own network and is therefore not considered a Mobile Virtual Network Operator, or MVNO. Since Metro PCS owns its network it has the ability to offer its customers superior rate plans in its local market. Metro PCS markets unlimited anytime minute plans, unlimited long distance and unlimited text messaging plans beginning at $35 per month with no credit check or service contract required.

ECHOSTAR/DISH NETWORKS

DISH Networks is owned by EchoStar Communications, Inc. and is the primary vendor for our subsidiary See World Satellites, Inc. DISH Networks has more than 13 million subscribers and states that it is the fastest growing pay television provider since 2000 having added more than 7.74 million net new subscribers over the past six years. In June 2006 our subsidiary See World Satellites, Inc signed a new five year agreement to continue providing RSP-related services in the western Pennsylvania market. See World also markets, sells and installs DISH systems and services to retail customers in the western Pennsylvania market.

COMPETITION

Both of our wholly-owned subsidiaries operate in a highly competitive environment. FTS Wireless principally competes with other independent retailers and privately held chains that offer a broad range of products, and carrier owned and operated stores with more name recognition and brand identity than it has. We believe that success in the industry is based on maintenance of product quality and inventory management, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory vendor relationships, the ability to anticipate industry changes and changes in customer preferences.

The See World Satellites RSP side of our business operates in a less competitive environment due to the RSP relationship with DISH Networks. Since we perform installation and fulfillment functions for DISH, we are not as dependent on conducting our own marketing and advertising programs and generating business. However, on the retail side of our business, the environment is much more competitive because we must compete with other local and national retailers as well as marketers of Direct TV satellite services and the cable companies.

CARRIERS CORPORATE OWNED STORES

We compete against stores owned by wireless carriers and large national retailers that promote both wireless communication products as well as satellite television products including:

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

LARGE NATIONAL RETAILERS

We compete against large national retailers including:

- Radio Shack;
- Best Buy;
- Staples; and
- Office Depot.

These retailers promote wireless-boxed products with limited customer support. We believe we offer a higher level of customer service and product knowledge to our customers as compared to large national retailers. We also believe our customer service is superior because we focus only on wireless products and services, which are only a small part of the business of the above-mentioned retailers. However, due to scale of purchasing power, number of locations and advertising budgets, large national retailers can sometimes offer discounts superior to ours.

LOCAL WIRELESS RETAILERS

FTS Wireless competes with a variety of smaller independent retailers. Our main competitors in the Gulf Coast market are:

- Wireless Toyz, which operates approximately 53 stores in the state of Florida and promotes several brands of wireless products.

- The Mobile Zone, which operates approximately 17 stores in the state of Florida and promotes several brands of wireless products and services.

- PCS Partners which operates approximately 21 stores in Florida and primarily promotes products and services from only one wireless carrier.

We also compete with a variety of smaller, independent retailers operating less than three stores. We compete against these retailers by offering a broad product range and superior customer service.

MARKETING

Our wireless retail business depends on advertising and marketing to attract new customers. We currently advertise in local print publications, including daily newspapers and weekly publications, advertise on the Internet, radio and in flyers and mailers. Additionally, we run in-store product related promotions including a referral program geared at generating new business through our existing customer base. We currently spend between $15,000 and $25,000 per month on advertising depending on the placement of our ads and the time of year. During times of increased advertising, we spend approximately $20,000 to $35,000 or more per month on new product roll-outs and marketing campaigns including print, Internet and television media advertising. We believe our advertising campaigns have increased foot traffic in our stores and increased our overall name recognition.

SUPPLIERS

FTS Wireless, Inc. purchases Metro PCS wireless handsets from Bright Point. Bright Point is one of the largest handset distributors in the U.S. See World Satellites purchases satellite equipment directly from EchoStar. We also purchase related installation supplies from a variety of small manufacturers. We purchase the majority of our wireless accessories from Mega Cell, Inc. based out of Miami, Florida. For certain specialized products, we will purchase from other suppliers based on supply and demand.

INVESTMENTS

In March 2003, we acquired 30,000 shares of preferred stock in Vidyah, Inc., a private technology company, for $15,000 in cash. Holders of the Vidyah preferred stock have the same voting rights as holders of the common stock. The preferred stock has liquidation rights and is convertible, at the holder's option, into an equivalent number of shares of common stock, subject to certain adjustments. Vidyah provides comprehensive technology learning solutions, certification programs, and customized learning for a variety of Fortune 1000 companies, including, Disney, Sony, Microsoft, IBM, Cisco Systems and Harvard University. We purchased an interest in Vidyah.com because we believe Vidyah represents an attractive investment that will increase in value over time.

In November 2005, we acquired a 40% stake in Bucharest, a Romania-based mobile game developer of Maxim Software SRL for $5,000 in cash. Maxim creates, develops and markets mobile games in the Asian and European markets. As part of the agreement, we acquired exclusive U.S. distribution rights to Maxim’s portfolio of mobile games. Maxim will also develop a proprietary wireless content software product for us to be implemented on our web site www.CellChannel.com.

In December 2006, we acquired a 25% stake in an Internet Media venture, Elysium Internet. Elysium Internet is a development stage emerging direct navigation Internet advertising, marketing and media venture. Elysium sells targeted advertising to business customers through its network of direct navigation webs sites and portals. Our total investment into Elysium Internet as of December 30, 2006 was $92,505.

SEASONALITY

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year, as compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, timing of new products and service introductions and aggressive marketing and sales promotions. To date, we have not experienced any seasonality in our sales, although we may in the future as we expand our retail operations.

EMPLOYEES

As of December 31, 2006, we had forty nine full-time employees and three part time employees working under our two wholly-owned subsidiaries. FTS Group employs three individuals at the corporate level, our Chairman, Chief Executive Officer and Interim Chief Financial Officer, Scott Gallagher and our Chief Operating Officer, Dave Rasmussen and a part-time HR/Sales and marketing employee.

We expect to hire additional employees over the next twelve months as our business grows. From time-to-time, we engage the services of outside consultants to assist in our business, including attorneys, accountants, and marketing and advertising personnel. We may engage the services of additional individuals in the future as our business needs dictate and our financial resources permit.
ITEM 2. DESCRIPTION OF PROPERTY.

As of March 1, 2007, we have seven leases for FTS Wireless retail stores and our FTS Group corporate facilities in Tampa, Florida. We have one lease for our See World Satellites satellite installation business in Indiana, Pennsylvania. Our retail stores for FTS Wireless are located in the counties of Hillsborough and Pinellas, generally within 30 miles of Tampa, Florida. The retail stores vary in size from 500 to 2,000 square feet. Our principal office is located in approximately 1,500 square feet of the leased facilities in Tampa, Florida. Our location in Indiana, Pennsylvania for See World Satellites, Inc. is approximately 5,000 square feet. The minimum aggregate monthly rental commitment for the retail stores is $12,582. The terms of the leases vary from month-to-month to three years with a three-year option.

ITEM 3. LEGAL PROCEEDINGS.

Neither we, nor any of our officers or directors in their capacities as such, are subject to any material legal proceedings, and we do not know of any potential or threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 20, 2006 we held our 2006 annual meeting. At the meeting two proposals were passed by our shareholders. Our shareholders re-elected our two directors Scott Gallagher and David Rasmussen. Our shareholders also approved an increase in the amount of authorized shares from 150,000,000 to 855,000,000. The results were as follows:

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

The following table sets forth the range of high and low bid quotations as reported by the National Association of Securities Dealers for our common stock for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

Year Ended	High	Low
2005
March 31	$0.23	$0.10
June 30	$0.13	$0.075
September 30	$0.095	$0.046
December 31	$0.05	$0.021

2006
March 31	$0.065	$0.035
June 30	$0.13	$0.075
September 30	$0.075	$0.045
December 31	$0.07	$0.049

2007
March 31*	$0.055	$0.021

* Through March 31, 2007.

HOLDERS OF RECORD

We had approximately 2,557 holders of record of our common stock as of March 1, 2007.

DIVIDEND POLICY

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. In July 2004, our Board of Directors approved a 10% warrant dividend to stockholders of record on August 28, 2004. The warrant allows stockholders of record to purchase one new share of common stock at $0.25 for each ten common shares owned. The warrant expires in three years. No cash dividends on the common stock have been paid or declared by the Board to date. We expect to retain our future earnings, if any, to invest in our Company. We do not anticipate any cash dividends being paid out in the foreseeable future.

TRANSFER AGENT

Our transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway Suite 102, Frisco, Texas 75034. Their phone number is (469) 633-0101.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended June 30, 2006, we agreed to issue 11,458,338 restricted common shares relating to warrants priced at $0.0239 that were exercised by four accredited investors for total proceeds of $273,854.28.
At September 30, 2006, we issued 1,185,350 restricted shares due to one of the investors as that investor’s shares remained unissued. 11,458,338 new warrants were issued to the investors under the same terms other than the exercise price which was increased to $0.04.

On October 6, 2006 we issued 250,000 restricted shares to Alpha Capital as an inducement to enter into a short term loan in the amount of $75,000.

On November 8, 2006, we issued 788,000 shares at $0.04 per share to an investor for proceeds of $32,179.

The securities issued in the foregoing transactions were made in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

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

COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the our Board of Directors in our discretion from funds legally available therefore, subject to the rights of Preferred stockholders. Please refer to our discussion below under "Preferred Stock." In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities, subject to the rights of Preferred Stockholders.

PREFERRED STOCK

Our Articles of Incorporation, as amended, vests our Board of Directors with authority to divide our Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation in respect to, among other things, (i)the number of shares to constitute such series and the distinctive designations thereof; (ii) the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue; (iii)whether Preferred Stock may be redeemed and, if so, the redemption price and the terms and conditions of redemption;(iv)the liquidation preferences payable on Preferred Stock in the event of involuntary or voluntary liquidation; (v) sinking fund or other provisions, if any, for redemption or purchase of Preferred Stock; (vi)the terms and conditions by which Preferred Stock may be converted, if the preferred stock of any series are issued with the privilege of conversion; and (vii) voting rights, if any. A total of 150,000 shares were designated Series A Preferred Stock, however, none are currently outstanding. All Series A shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of our net profits, also payable in cash. We may redeem this Preferred Stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

The Series A Preferred shares are convertible into shares of our common stock at the option of the holder on a one-for-one basis at any time up to the fifth anniversary of the issuance. On the fifth anniversary, the Series A Preferred shares automatically convert into shares of our common stock. The conversion rate is subject to adjustment in certain events, including stock splits and dividends. Holders of our Preferred Stock are entitled to one vote for each share held of record. Holders of the Preferred Stock vote with holders of the common stock as one class.

In April 2006, a total of 1,000,000 shares were designated Series B Preferred Stock and all 1,000,000 shares are outstanding. Upon liquidation, voluntary or otherwise, dissolution or winding up, holders of Series B Convertible Preferred Stock will receive their prorate share of the total value of our assets and funds to be distributed, assuming the conversion of Series B Convertible Preferred Stock to common stock. The holders of shares of Series B Convertible Preferred Stock shall not be entitled to receive dividends and shall have no voting rights. After June 1, 2006, the shares of Series B Convertible Preferred Stock shall be redeemable at $2.00 per share solely at our option.

Any shares of Series B Convertible Preferred Stock may, at any time after January 3, 2008, at our option or the option of the holder, be converted into fully paid and nonassessable shares of common stock. The number of shares of common stock to which a holder of Series B Convertible Preferred Stock shall be entitled upon a conversion shall be the product obtained by multiplying the number the number of shares of Series B Convertible Preferred Stock being converted by 25.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-KSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-KSB.

OVERVIEW

We own and operate two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc. FTS Wireless operates a retail wireless business in the Gulf Coast of Florida region. See World Satellites operates a satellite television business based out of Indiana, Pennsylvania. Although our business became profitable during 2006, as a result of our debt level and history of losses from operations, the independent registered public accountant that audited our financial statements for the year ended December 31, 2006 assessed that there was substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

FULL YEAR PERIOD ENDED DECEMBER 31, 2006 AS COMPARED TO THE FULL YEAR
ENDED DECEMBER 31, 2005 RESULTS OF OPERATIONS
SEGMENT RESULTS FOR THE FULL YEARS ENDED DECEMBER 31, 2006

	Year Ended December 31, 2006
	FTS	FTS	See
	Group	Wireless	World
	Inc.	Inc.	Satellites	Total
External Revenues	$-	$1,841,939	$4,836,237	$6,678,176
Internal Revenues	1,500,000			1,500,000
Segment Revenues	1,500,000	1,841,939	4,836,237	8,178,176

Cost of Goods Sold	-	1,580,263	788,968	2,369,231

Gross Profit	1,500,000	261,676	4,047,269	5,808,945

Selling, General,
and Administrative	727,792	752,485	3,980,779	5,461,056

EBITDA	772,208	(490,809)	66,490	347,889

Gain on change in fair value of derivative liabilities	1,400,902	-	-	1,400,902
Depreciation	(22,226)	(40,857)	(61,287)	(124,370)
Interest	(388,611)	(3,184)	(1,159)	(392,954)

Net Income (Loss)	1,762,273	(534,850)	4,044	1,231,467

Intersegment Adjustments	(1,500,000)	300,000	1,200,000	-

	$262,273	$(234,850)	$1,204,044	$1,231,467

SALES REVENUE

CONSOLIDATED

Consolidated sales revenues for the year ended December 31, 2006 increased $5,367,345, or 409.5%, to $6,678,076, as compared to $1,310,731 for the year ended December 31, 2005. The increase in sales revenues was primarily related to the acquisition and development of new stores and opening of new retail outlets.

FTS WIRELESS, INC.

Sales revenue for the year ended December 31, 2006 increased $531,108 or 28.3% to $1,841,839 as compared to $1,310,731 for the year ended December 31, 2005. The increase in sales is primarily related to greater market acceptance of Metro PCS wireless phones and service and as a result of our expanded coverage to include the Orlando, Florida market as well as increased wireless accessory sales. During fiscal 2006 we generated 28% of our total sales from the operations of FTS Wireless, Inc.

SEE WORLD SATELLITES, INC.

Sales revenue for the year ended December 31, 2006 was $4,836,237. See World’s satellite television operations accounted for 72% of our total revenue during fiscal 2006. Our sales revenue for See World Satellites is primarily generated from the sales, service and installation of satellite television systems run by DISH Networks. Since See World was acquired in January of 2006 we do not have year over year comparisons.

COST OF GOODS SOLD

CONSOLIDATED

Consolidated Cost of Goods Sold totaled $2,369,231 for the year ended December 31, 2006. Since our largest subsidiary, See World Satellites generated 72% of our business and was acquired in January of 2006, we do not have accurate consolidated year over year results to be used for guidance. The segment results below discuss the year over year comparisons relating to businesses owned for more then twelve months as of December 31, 2006.

FTS WIRELESS, INC.

Cost of Goods Sold for the year ended December 31, 2006 increased $469,591 or 30% to $1,580,236 as compared to $1,110,645 for the year ended December 31, 2005.The increase in Cost of Goods Sold is primarily related to increased wireless handset sales as well as some one time charges during the year related to relocations as we restructured our retail operations.

SEE WORLD SATELLITES, INC.

Cost of Goods Sold for the year ended December 31, 2006 totaled $788,968. Our Cost of Goods Sold comes primarily from the purchase of satellite dishes and related installation products and materials. Since See World was acquired in January of 2006 we do not have year over year comparisons.

GROSS PROFITS

CONSOLIDATED

Consolidated Gross Profits totaled $4,308,845 for the year ended December 31, 2006. Since our largest subsidiary, See World Satellites generated 72% of our business and was acquired in January of 2006, we do not have accurate consolidated year over year results to be used for guidance. The segment results below discuss the year over year comparisons relating to businesses owned for more then twelve months as of December 31, 2006.

FTS WIRELESS, INC.

Gross Profits for the year ended December 31, 2006 increased $61,490 or 32.7% to $261,576 as compared to $200,086 for the year ended December 31, 2005.The increase in Gross Profits was primarily due to improved operations efficiencies as well as a 28% increase in top line sales. During 2007, we believe we will continue to improve margins and sales resulting in continued increases in gross profits.

SEE WORLD SATELLITES, INC.

Gross Profits for the year ended December 31, 2006 totaled $4,047,269. Gross Profits were generated from our satellite business. Since See World was acquired in January of 2006 we do not have year over year comparisons. During 2007 we believe Gross Profits will improve due to our efforts to improve operating efficiencies. We also plan to expand our territory during 2007 resulting in increased sales and further increases in Gross Profits.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expense for the year ended December 31, 2006 increased by $2,464,039 to $4,085,426 as compared to $1,767,563 for the year December 31, 2005. The increase in Selling, General and Administrative expenses was primarily related to the acquisition of See World Satellites, Inc. closed during 2006 and the viral growth of our subsidiary FTS Wireless, Inc.

INTEREST EXPENSE

Interest expense decreased to $392,954 for the year ended December 31, 2006 from $422,259 for the year ended December 31, 2005. The decrease was due mainly to reduced borrowing via short term notes as part of the capital raised during the year ended December 31, 2006 versus 2005.

INCOME

We had net income of $1,231,367 for the fiscal year ended December 31, 2006, as compared to net loss of $3,627,067 for the fiscal year ended December 31, 2005. The increase in net income was primarily due to increased sales at FTS Wireless and improved overall operating conditions at FTS Wireless during the year ended December 31, 2006. The addition of the operations of See World Satellites, Inc. not included in the prior years’ operating results and an income benefit from the valuation of outstanding derivatives of $1,400,902 also contributed to the increase in net income.

As of December 31, 2006, we had an accumulated deficit of $10,704,226.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, total current assets decreased to $866,501 versus $1,323,143 as of December 31, 2005. Current assets consisted of $115,056 of cash, $130,025 of accounts receivable, $373,734 of inventories and $247,686 of prepaid expenses and current assets. Total assets increased to $6,719,323 versus $1,974,495 as of December 31, 2005. Total assets consisted of $5,177,696 of excess of cost over the net assets of business acquired, Unamortized discount on convertible debt of $232,925, Property and equipment, net of accumulated depreciation of $303,641, Deposits of $16,482 and unamortized debt issuance costs of $29,573

As of December 31, 2006, total current liabilities increased to $3,612,067 from $1,331,996 as of December 31, 2005. Current liabilities consisted of $1,820,215 current portion of notes payable to related parties, net of discount, $1,238,321 of convertible debentures-current portion, $548,707 of accounts payable and accrued expenses and $4,824 of current installment of long term debt-equipment loans.

We will require additional capital to support strategic acquisitions, reduce our debt and to facilitate our current expansion plans. We raised funds from institutional investors during 2006 through the issuance of equity securities and the issuance of warrants. Additionally, we raise funds through private placements of our equity securities that may involve dilution to our existing shareholders.

Our currently anticipated levels of revenues and cash flow are subject to many uncertainties beyond our control. Even though we have recently become profitable, our cash flow from operations is not adequate to satisfy our cash requirements related to our outstanding debt schedule and we believe we will be able to generate enough funds from the exercise of outstanding warrants to make our scheduled debt payments. However, we cannot guarantee the funds generated from warrants will be sufficient to meet our requirements. We will continue to seek alternative means for financing our debt repayments and control capital expenditures and/or postpone or eliminate certain investments or expenditures.

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

FINANCINGS

During January of 2004, we filed a Registration Statement with the Securities and Exchange Commission to register 15,000,000 shares of our common stock. In conjunction with this registration statement we incurred legal and accounting costs of approximately $25,000. The Registration statement was declared effective by the Securities and Exchange Commission in February of 2004.

On June 15, 2004, we borrowed $61,200 from our Chief Financial Officer, Linda Ehlen. On September 25, 2004, we borrowed $133,800 from our Chairman and Chief Executive Officer, Scott Gallagher. The loans bear an interest rate of 8% per annum and were due in June and September of 2005. Two of the notes carried a 20% premium in the aggregate amount of $37,240. The funds were primarily used to fund acquisitions and to repay loans from Dutchess Private Equities Fund II, LP. These two notes received from related parties, Mr. Gallagher and Mrs. Ehlen required us to issue 932,000 shares of common stock comprised of 625,000 restricted common shares to Mr. Gallagher and 307,000 restricted shares to Mrs. Ehlen, as an inducement to provide the financing. On March 3, 2005 we issued 932,000 restricted common shares. Proceeds in the amount of $186,200 borrowed from two of our officers have been allocated as follows: $131,435 to notes payable and $54,765 to the value of the common stock to be issued to the individuals based on their relative fair values. The difference between the amount to be repaid aggregating $223,440 and the $131,435 represents a debt discount in the amount of $92,005 which we recorded. This amount is being amortized over the life of the loans. For the year ended December 31, 2004, we have amortized $42,073 leaving an unamortized debt discount of $49,931 at December 31, 2004.

During June 2005, we filed a Registration Statement with the Securities and Exchange Commission to register 47,501,563 shares of our common stock. In conjunction with this registration statement we incurred legal and accounting costs of approximately $25,000. The Registration statement was declared effective by the Securities and Exchange Commission in August 2005.

On March 4, 2005, we closed a private placement and agreed to issue 14,493,750 shares of common stock to a group of accredited investors in private placements at an average price of $0.08 per share for gross proceeds of $769,460 after 10% commission and 3% expense fee. In accordance with the subscription agreement, the investors will receive two classes of warrants, called Class A and Class B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.08 and B warrants have an exercise price of $0.12. We filed the terms and conditions of the financing and registration rights in March 24, 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

During the three months ended March 31, 2005, $51,017 worth of debentures was converted into 1,004,930 shares of common stock relating to our convertible debenture with Dutchess Private Equities Fund. The convertible debenture was fully extinguished during the period.

During the three months ended March 31, 2005, 2,085,426 shares of common stock were issued relating to our equity line of credit for proceeds of $270,994. Funds were used to repay outstanding notes.

We signed a short-term note payable to Dutchess Equities Fund, II, L.P. in the amount of $500,000 plus a $100,000 premium. The note, dated January 10, 2005 matured on August 10, 2005. The note bore interest at 12% per annum. The note carried certain restrictions relating to additional financing and registration rights to certain shares issued to Dutchess. As of May 5, 2005, the note and interest have been paid in full.

The note contained a stipulation that we would deliver 500,000 shares of common stock with "Piggy-Back" registration rights. In addition, we issued 250,000 shares of restricted common stock in March 2005 relating to loan inducements for a loan in 2004.

During the quarter ended December 31, 2005 warrants were exercised at $0.03 per share by eight accredited investors for the purchase of 762,500 shares of common stock.

During the quarter ended December 31, 2005 we issued 5,474,880 shares to Dutchess Private Equities Fund II, LP, under our equity line of credit for proceeds of $134,575 after fees.

During the quarter ended December 31, 2005, we issued 35,520,424 shares of common stock to a group of ten accredited investors relating to a financing closed on December 29, 2005. An 8-K detailing this issuance was filed with the Securities and Exchange Commission on January 5, 2006.

During the three months ending March 31, 2006, we issued 2,250,000 restricted shares of common stock valued at $0.02 per share to one of our officers to reduce an outstanding debt obligation of $45,000.

During the three months ending March 31, 2006, we issued 2,500,000 restricted shares of common stock valued at $0.02 per share to one of our officers as a success bonus for 2005.

During the three months ending March 31, 2006, we issued 920,000 restricted shares of common stock valued at $0.02 per share to one of our consultants to reduce the $18,400 owed for consulting services relating to services rendered during 2005.

During the three months ending March 31, 2006, we issued 1,000,000 shares of our Series B Convertible Preferred stock, valued at $1,000,000, to Mr. Richard Miller, the former owner and current President of See World Satellites, Inc. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at our option or at the option of the holder. The Series B stock has no voting rights. Each share is worth $1.00.

During the three months ended June 30, 2006, we agreed to issue 11,458,338 restricted common shares relating to warrants with an excercise price of $0.0239 per share that were exercised by four accredited investors for total proceeds of $273,854.28. 11,458,338 new warrants were issued to the investors under the same terms other than the exercise price which was increased to $0.04.

During the three months ended September 30, 2006, relating to the exercise of warrants, we issued 5,600,000 shares of common stock at an exercise price of $0.045 for total proceeds of $252,000.

At September 30, 2006, 1,185,350 restricted shares due to one of the investors remained unissued.

On October 6, 2006 two investors exercised 1,750,000 warrants with an exercise price of $0.045 per share for proceeds of $78,750.

On October 6, 2006 we issued 250,000 shares as an inducement to enter into a short term loan in the amount of $75,000.

On October 16, 2006 two investors exercised 1,250,000 warrants with an exercise price of $0.045 per share for proceeds of $56,250.

On October 17, 2006 an investor exercised 312,500 warrants with an exercise price of $0.045 per share for proceeds of $14,062.50.

On November 8, 2006 we issued 788,000 shares for proceeds of $32,179.00.

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

•
Estimating the fair value of our complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133)

DERIVATIVE FINANCIAL INSTRUMENTS

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we frequently enter into certain other financial instruments and contracts, such as debt financing arrangements, preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimate fair values of derivative financial instruments using various techniques, and combinations thereof, that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest-rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

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

Although the Company's post-paid activations both at wireless and the retail side of See World’s business are subject to possible charge-back of commissions if a customer deactivates service within the allowable 180-day period after signing the contract, they still recognize the activation in the period of the activation. The Company has set up a reserve for possible activation charge-backs. Based on SFAS No. 48, this is permitted if reliable estimates of the expected refunds can be made on a timely basis, the refunds are being made for a large pool of homogeneous terms, there is sufficient company-specific historical basis upon which to estimate the refunds, and the amount of the commission specified in the agreement at the outset of the arrangement is fixed, other than the customer's right to request a refund.

ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, we consider all short-term debt securities with maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss included in the results of operations. Depreciation is computed over the estimated useful lives of the assets (3-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

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

GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at December 31, 2006.

INVENTORIES

Inventories are valued at the lower of cost determined on a first-in, first-out method, or market value.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected and you may lose some or all of your investment.

WE HAVE A HISTORY OF GENERATING LOSES AND WE MAY NOT BE ABLE TO REMAIN PROFITABLE.

We had an operating profit of $223,419 for the year ended December 31, 2006 and a net loss of $3,627,067 for the year ended December 31, 2005. Our future operations may not be profitable if we are unable to develop and expand our wireless business and our Internet operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to advertise our products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE
TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT
BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our audited financial statements for the fiscal year ended December 31, 2006, reflect an operating profit of $223,419 and stockholders' equity of $1,654,217 as of December 31, 2006. Based on our outstanding debt levels these conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not developed to meet our working capital needs. If we can not obtain additional funding as needed, our business may fail.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD
REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 855,000,000 shares of common stock. As of December 31, 2006 we have 137,650,469 shares of our common stock issued and outstanding. We are also authorized to issue 150,000 shares of our Series A 10% Convertible Preferred Stock of which no shares are issued or outstanding and 4,850,000 undesignated preferred shares of which no shares are issued or outstanding. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

WE ONLY RECENTLY ACQUIRED OUR OPERATING UNITS AND HAVE BEEN SELLING WIRELESS
COMMUNICATIONS AND SATELLITE TELEVISION PRODUCTS AND SERVICES FOR A SHORT PERIOD
OF TIME AND WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS.

We began our retail wireless operations in February 2003 with our acquisition of selected assets of Simply Cellular, Inc. Since we have just begun operations in this industry, we may not find commercial acceptance of our products and services. We have no way of predicting whether our marketing efforts will be successful in attracting new customers and acquiring market share. We may not be able to acquire products and technologies that will attract customers without which we cannot operate profitably. At December 31, 2006 our wholly-owned subsidiary FTS Wireless generated approximately 28% of total revenue. The remaining 72% came from our wholly-owned subsidiary See World Satellites, Inc. acquired on January 3, 2006.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND WE BELIEVE
THEY WILL FLUCTUATE SIGNIFICANTLY FOR THE FORESEEABLE FUTURE. INVESTORS MAY
PREFER STABLE AND PREDICTABLE OPERATING RESULTS AND MAY SELL OUR STOCK IF OUR
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

WE NEED ADDITIONAL CAPITAL TO GROW OUR BUSINESS AND IF WE DO NOT FIND SUCH
CAPITAL ON ACCEPTABLE TERMS, WE WILL NOT BE ABLE TO FULLY IMPLEMENT OUR BUSINESS
PLAN.

We believe we must grow our operations to generate enough revenue to cover our operating and overhead costs and pay down our debt. Therefore, our business plan contemplates the acquisition of new enterprises. The proceeds from our existing financial arrangement may not be sufficient to fully implement our business plan. Additionally, we may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. Accordingly, we may require additional funds to enable us to operate profitably. Such financing may not be available on terms acceptable to us. We currently have no bank borrowings or credit facilities, and we may not be able to arrange any such debt financing. Additionally, we may not be able to successfully consummate additional offerings of stock or other securities in order to meet our future capital requirements. If we cannot raise additional capital through issuing stock or bank borrowings, we may not be able to sustain or grow our business.

TO REMAIN PROFITABLE AND GROW, WE MUST SUCCESSFULLY INTEGRATE NEW BUSINESSES.

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

OUR STOCK PRICE IS VOLATILE AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT A PRICE HIGHER THAN WHAT YOU PAID.

The market for our common stock is highly volatile. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations. During the past twelve months our share price has moved between $0.035 and $0.13, and the average daily trading volume has varied between 45,500 shares per day and 5,589,500 shares per day. As a result, the market price of our common stock could decrease without regard to our operating performance. In addition, we believe factors such as quarterly fluctuations in our financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in our product mix and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. If our stock price fluctuates, you may not be able to sell your shares at a price higher than what you paid.

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

WE DEPEND ON THIRD PARTY VENDORS FOR 100% OF OUR BUSINESS AS WE DO NOT OWN ANY
WIRELESS NETWORKS OR MANUFACTURING CAPABILITIES. IF WE ARE NOT ABLE TO SECURE
COST-EFFECTIVE PRODUCTS WE MAY NOT BE ABLE TO REMAIN PROFITABLE OR SUSTAIN OUR
REVENUES AND MAY LOSE MONEY.

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

WE EARN REVENUE BASED ON AGREEMENTS WITH CELLULAR AND SATELLITE SERVICE PROVIDERS AND, IF THE CONTRACTS ARE CANCELED WE WOULD LOSE 100% OF THE REVENUE GENERATED FROM THESE ACTIVITIES.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH OTHER COMPANIES WHICH WOULD
NEGATIVELY AFFECT OUR EARNINGS AND POSSIBLY CAUSE A DECLINE IN OUR STOCK.

We operate in a highly competitive environment. We principally compete with other independent retailers, privately held chains that offer a broad range of products and carrier-owned and operated stores with more name recognition and brand identity than us. We believe that success in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships, and the ability to anticipate technological changes and changes in customer preferences. Additionally, we believe competition may become more intense over time due to an increasing percentage of customers that already own the products we sell. If we can not compete in our markets, we will not sell a sufficient number of products to generate enough revenues to become profitable. Additionally, our suppliers, whose products we distribute, or major cellular phone manufacturers, may acquire, startup, and or expand their own distribution systems to sell directly to commercial and retail customers which would cause us to lose revenue which could ultimately cause a decline in the value of our stock.

THE TELECOMMUNICATIONS INDUSTRY IS CONSTANTLY EVOLVING AND IF THE INDUSTRY DOES
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

WE SELL PRODUCTS THAT RELY ON THIRD PARTY NETWORKS TO OPERATE; IF A NETWORK
DISRUPTION OCCURS WE WOULD NO LONGER BE ABLE TO SELL THESE PRODUCTS AND WOULD
LOSE 100% OF THE RELATED REVENUE GENERATED FROM THE SALE OF WIRELESS HANDSETS
WHILE THE NETWORK WAS DOWN.

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

We have audited the accompanying consolidated balance sheets of FTS Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTS Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bassie & Co.
Houston, Texas
April 11, 2007

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

Assets	2006	2005
Current assets:
Cash and cash equivalents	$115,056	$243,079
Restricted cash	-	560,000
Accounts receivable	130,025	12,201
Inventories, net	373,734	33,180
Prepaid expenses and current assets	247,686	474,683
Total current assets	866,501	1,323,143

Property and equipment, net of accumulated depreciation	303,641	208,210
Unamortized discount on convertible debt	232,925	380,690
Unamortized debt issuance costs	29,573	46,313
Investments	92,505	-
Excess of cost over the net assets of business acquired	5,177,696	-
Deposits	16,482	16,139
Total assets	$6,719,323	$1,974,495

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$548,707	$468,185
Current portion of notes payable to related parties, net of discount	1,820,215	80,850
Convertible debentures-current portion	1,238,321	782,961
Current installments of long-term debt-equipment loans	4,824	-
Total current liabilities	3,612,067	1,331,996

Fair value of derivative liabilities	453,039	1,849,366
Convertible debentures	-	430,088
Long-term debt to related parties, less current installments	1,000,000	-
Total liabilities	5,065,106	3,611,450

Stockholders' equity:
10% Convertible Preferred Stock, Series A, $0.01 par value:
150,000 Shares Authorized; 0 shares issued and outstanding	-	-
Preferred Stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Convertible Preferred Stock, Series B, $0.01 par value:
1,000,000 Shares authorized, issued and outstanding at December 31 , 2006	10,000	-
Common Stock, $.001 par value. Authorized 150,000,000 shares:
137,650,469 shares issued and outstanding at December 31, 2006,
102,098,756 shares issued and outstanding at December 31, 2005.	137,650	102,099
Additional paid-in capital	12,231,626	10,196,539
Accumulated deficit	(10,704,226)	(11,935,593)
	1,675,050	(1,636,955)
Commitments and contingent liabilities	(20,833)	-

Total stockholders' equity	1,654,217	(1,636,955)

Total liabilities and stockholders' equity	$6,719,323	$1,974,495

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUES
Service Revenue-See World Satelltites, Inc.	$4,836,237	$-
Product Retail Sales-FTS Wireless, Inc.	1,841,839	1,310,731
	6,678,076	1,310,731

COST OF GOODS SOLD
Service-See World Satelltites, Inc.	788,968	-
Product-FTS Wireless, Inc.	1,580,263	1,110,645
	2,369,231	1,110,645

GROSS PROFIT
Service-See World Satellites, Inc.	4,047,269	-
Product-FTS Wireless, Inc.	261,576	200,086
	4,308,845	200,086

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses	4,085,426	1,767,563
	4,085,426	1,767,563

INCOME (LOSS) FROM OPERATIONS	223,419	(1,567,477)

OTHER INCOME (EXPENSE)
Change in fair value of Derivative Liabilities	1,400,902	(1,629,831)
Unrealized loss on investments	-	(7,500)
Interest	(392,954)	(422,259)
	1,007,948	(2,059,590)

NET INCOME (LOSS)	$1,231,367	$(3,627,067)

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	124,851,085	55,986,790

Diluted

NET LOSS PER COMMON SHARE:
Basic	$0.01	$(0.04)

Diluted

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

		Preferred		Common	Additional			Total
	Preferred	Stock	Common	Stock	Paid-In	Deferred	Accululated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compenasation	Deficit	Equity
Beginning balance January 1, 2005	-	$-	37,882,183	$37,882	$7,848,833	$-	$(8,308,526)	$(421,811)

Issuance of common
shares for cash	-	-	13,461,300	13,461	868,837	-	-	882,298

Issuance of common
shares for services	-	-	6,572,500	6,573	624,277	-	-	630,850

Conversion of debentures into
shares of common stock	-	-	522,086	522	50,494	-	-	51,016

Issuance of common shares
through equity line	-	-	8,140,263	8,141	451,513	-	-	459,654

Proceeds for stock and warrants
from subscription agreement	-	-	35,520,424	35,520	352,585	-	-	388,105

Net loss	-	-	-	-	-	-	(3,627,067)	(3,627,067)

Balance December 31, 2005	-	-	102,098,756	102,099	10,196,539	-	(11,935,593)	(1,636,955)

Issuance of common
shares for cash	-	-	26,603,651	26,603	858,726	-	-	885,329

Issuance of common
shares for services	-	-	4,920,000	4,920	93,480	-	-	98,400

Issuance of preferred stock
for repayment of debt	1,000,000	10,000	-	-	990,000	-	-	1,000,000

Issuance of common stock
for repayment of debt	-	-	2,250,000	2,250	42,750	-	-	45,000

Issuance of common shares
through equity line	-	-	788,000	788	32,322	-	-	33,110

Issuance of common shares
as loan inducements	-	-	250,000	250	10,464	-	-	10,714

Proceeds for stock and warrants
from subscription agreement	-	-	740,062	740	7,345	-	-	8,085

Deferred compensation	-	-	-	-	-	(30,000)	-	(30,000)

Amortization of
deferred compensation	-	-	-	-	-	9,167	-	9,167

Net income	-	-	-	-	-	-	1,231,367	1,231,367

Balance December 31, 2006	1,000,000	$10,000	137,650,469	$137,650	$12,231,626	(20,833)	$(10,704,226)	$1,654,217

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,231,367	(3,627,067)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	399,592	35,974
Common shares issued for services	68,400	630,850
Gain on equipment disposal	(7,612)	-
Unrealized loss on investment in private entity	-	7,500
Amortization of debt discount	2,679	180,893
Change in fair value of derivative liabilities	(1,400,902)	1,629,831
(Increase) decrease in operating assets:
Accounts receivable	(32,066)	75,284
Inventories	(196,010)	11,818
Prepaid expenses	268,303	747
Other assets	(343)	10,850
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(25,809)	322,011
Net cash used in operating activities	307,599	(721,309)

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.	(206,100)	-
Capital expenditures for property and equipment	(88,592)	(119,629)
Insurance proceeds involuntary conversion of assets	12,855
Proceeds from funding restricted for investment in acquisition	(440,000)	(560,000)
Release of restriction on funding proceeds for investment in acquisition	1,060,000
Payment to See World Satellites, Inc. acquisition from escrowed amounts	(1,000,000)
Payments for investment in Elysium	(92,505)
Net cash used in investing activities	(754,342)	(679,629)

Cash flows from financing activities:
Proceeds from issuance of stock	862,829	882,298
Proceeds from convertible debentures	30,000	-
Proceeds from stock issued under equity line	33,110	1,263,000
Proceeds from note payable to Dutchess Advisors	-	560,000
Proceeds from notes payable related parties	710,002	84,000
Repayments of notes payable-truck loans	(15,823)	-
Repayments of note payable to Dutchess Advisors	-	(921,022)
Repayments of debenture loan	-	(26,876)
Repayments of notes payable to individuals	-	(37,250)
Repayment of loans from related parties	(1,301,398)	(168,082)
Net cash provided by financing activities	318,720	1,636,068

Net decrease in cash	(128,023)	235,130

Cash at beginning of year	243,079	7,949
Cash at end of year	$115,056	243,079

Supplemental schedule of cash flow information:
Interest paid	$10,770	$93,133

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$8,085	$51,016

Stock issued as loan inducements	$10,714	$38,462

Stock issued in payment of accounts payable and accrued expenses	$-	$77,365

Acquisition of See World Satellites, Inc.
Final negotiated purchase price of 100% of See World Satellites, Inc. stock	$5,500,000
Amount financed through formal promissory note to Richard Miller	(3,500,000)
Paid in preferred stock of FTS Group, Inc.	(1,000,000)
Cash down payment for See World Satellites, Inc.	$1,000,000

See accompanying notes to consolidated financial statements

FTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

(1) SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES

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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss included in the results of operations. Depreciation is computed over the estimated useful lives of the assets (3-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

INTANGIBLE ASSETS

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002. Goodwill and indefinite-lived intangible asset impairment is always assessed based upon a comparison of carrying value with fair value.

IMPAIRMENT OF LONG-LIVED ASSETS

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at December 31, 2006.

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

Although the Company's post-paid activations both at wireless and the retail side of See World’s business are subject to possible charge-back of commissions if a customer deactivates service within the allowable 180-day period after signing the contract, they still recognize the activation in the period of the activation. The Company has set up a reserve for possible activation charge-backs. Based on SFAS No. 48, this is permitted if reliable estimates of the expected refunds can be made on a timely basis, the refunds are being made for a large pool of homogeneous terms, there is sufficient company-specific historical basis upon which to estimate the refunds, and the amount of the commission specified in the agreement at the outset of the arrangement is fixed, other than the customer's right to request a refund.

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

EARNINGS PER SHARE

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

ADVERTISING COSTS

The cost of advertising is expensed as incurred. Advertising expense was $116,455 and $23,631 for the years ended December 31, 2006 and 2005 respectively.

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

•
Estimating the fair value of our complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133)

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we frequently enter into certain other financial instruments and contracts, such as debt financing arrangements, preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimate fair values of derivative financial instruments using various techniques, and combinations thereof, that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest-rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(2) RESTRICTED CASH

At June 30, 2006 Restricted Cash of $500,000 represented a short term note obligation due Richard Miller as part of the financing of the acquisition of See World Satellites, Inc. ("See World"). Per the purchase agreement, Mr. Miller was to receive $500,000 within 30 days of the ratification of new five year renewal contracts with Echo Star Satellites, LLC and DISH Network Services, LLC, both of which were signed in June 2006. The $500,000 payment was made to Mr. Miller during the third quarter 2006. Therefore, restricted cash is zero at December 31, 2006.

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

 (3)  PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2006	2005
Leasehold improvements	5	$259,878	$180,937
Furniture and fixtures	5	58,950	54,208
Equipment	3-5	344,305	20,890
Vehicles	3	11,927	11,927
Total property and equipment		675,060	267,962
Less accumulated depreciation and amortization		-371,419	-59,752
Net property and equipment		$303,641	$208,210

Depreciation expense for the years ended December 31, 2006 and 2005 was $124,370and $35,974 respectively.

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

The Company accounted for the issuance of stocks and warrants under the Convertible Notes in line with the provisions of EITR 00-27 which states that when a debt instrument includes detachable instruments such as warrants, the proceeds of the issuance should be allocated to the convertible instrument and the detachable instruments in proportion to their relative fair market values. Accordingly, the Company calculated fair value of the stock based on current market price and fair value of the warrants using the Black-Scholes pricing model. Total proceeds from the funding were then allocated among debt and equity based on their relative fair values.

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

(7)  OPERATING LEASES

The Company leases real property for its retail locations. At December 31, 2006, there were seven actively operating retail locations. Four locations have lease terms ranging from six months to three years while three locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:
Year	Annual
Ending	Payments
2007	63,890
2008	30,000
$93,890

Rent expense was $176,638 and $165,392 for the years ended December 31, 2006 and 2005, respectively.

(8)  CONCENTRATION OF CREDIT RISK

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 90% of its telephone and satellite television supplies from two vendors. Additionally, these same two vendors are also major customers of the Company who provide over 80% of revenue.

(9)  STOCK

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

On January 17, 2005 the Company closed a private placement and agreed to issue 14,493,750 shares of common stock to a group of accredited investors in private placements at an average price of $0.08 per share for gross proceeds of $769,460 after 10% commission and 3% expense fee. In accordance with the subscription agreement, the investors will receive two classes of warrants, called Class A and Class B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.08 and B warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights on March 24, 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

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

The Company signed a short-term note payable to Dutchess Equities Fund, II, LP in the amount of $500,000 plus a $100,000 premium. The note, dated January 10, 2005 matured on August 10, 2005. The note bore interest at 12% per annum. The note carried certain restrictions relating to additional financing and registration rights to certain shares issued to Dutchess. As of May 5, 2005, the note and interest have been paid in full.

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

On January 15, 2006 the Company issued 1,500,000 restricted common shares to Scott Gallagher relating to a two year employment agreement entered into on November 15, 2005.

During the quarter ended December 31, 2005 warrants were exercised at $0.03 per share by eight accredited investors for the purchase of 762,500 shares of common stock.

During the quarter ended December 31, 2005 the Company issued 5,474,880 shares to Dutchess Private Equities Fund II, LP, under its equity line of credit for proceeds of $134,575 after fees.

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

During the three months ending March 31, 2006, the Company issued 2,250,000 restricted shares of common stock valued at $0.02 per share to an officer of the Company to reduce an outstanding debt obligation of $45,000.

During the three months ending March 31, 2006, the Company issued 2,500,000 restricted shares of common stock valued at $0.02 per share to an officer of the Company as a success bonus for 2005.

During the three months ending March 31, 2006, the Company issued 920,000 restricted shares of common stock valued at $0.02 per share to a consultant of the Company to reduce the $18,400 owed for consulting services relating to services rendered during 2005.

During the three months ending March 31, 2006, the Company issued 1,000,000 shares of its Series B Convertible Preferred stock to Mr. Richard Miller, the former owner and current President of See World Satellites, Inc. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the option of the Company or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00.

During the three months ended June 30, 2006, the Company agreed to issue 11,458,338 restricted common shares relating to warrants priced at $0.0239 that were exercised by four accredited investors for total proceeds of $273,854.28. 11,458,338 new warrants were issued to the investors under the same terms other than the strike price which was increased to $0.04.

During the three months ended September 30, 2006, relating to the exercise of warrants, the Company issued 5,600,000 shares at an exercise price of $0.045 per share for proceeds of $252,000.

At September 30, 2006, 1,185,350 restricted shares due to one of the investors included in the financing closed on December 29, 2005 remained unissued.

On October 6, 2006 two investors exercised warrants to purchase 1,750,000 shares of common stock at an exercise price of $0.045 per share for proceeds of $78,750.

On October 6, 2006 the Company issued 250,000 shares as an inducement to enter into a short term loan in the amount of $75,000.

On October 16, 2006 two investors exercised warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.045 per share for proceeds of $56,250.

On October 16, 2006 an investor exercised warrants to purchase 1,562,500 shares of common stock at an exercise price of $0.045 per share for proceeds of $70.312.50.

On October 17, 2006 an investor exercised warrants to purchase 312,500 shares of common stock at an exercise price of $0.045 per share for proceeds of $14,062.50.

On November 8, 2006 the Company issued 788,000 shares to an investor at $0.04 for proceeds of $32,179.

COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Company's Board of Directors in its discretion from funds legally available therefore, subject to the rights of Preferred stockholders. Please refer to the discussion below under "Preferred Stock." In the event of the Company's liquidation, dissolution or winding up, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities, subject to the rights of Preferred Stockholders.

PREFERRED STOCK

The Company's Articles of Incorporation, as amended, vest its Board of Directors with authority to divide its preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation in respect to, among other things, (i)the number of shares to constitute such series and the distinctive designations thereof; (ii)the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue; (iii) whether Preferred Stock may be redeemed and, if so, the redemption price and the terms and conditions of redemption; (iv) the liquidation preferences payable on Preferred Stock in the event of involuntary or voluntary liquidation; (v) sinking fund or other provisions, if any, for redemption or purchase of Preferred Stock; (vi) the terms and conditions by which Preferred Stock may be converted, if the preferred stock of any series are issued with the privilege of conversion; and (vii) voting rights, if any. A total of 150,000 shares were designated Series A Preferred Stock, however, none are outstanding. All Series A shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of the Company's net profits, also payable in cash. The Company may redeem this preferred stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

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

Any shares of Series B Convertible Preferred Stock may, at any time after January 3, 2008, at the option of the holder or the Company, be converted into fully paid and nonassessable shares of common stock. The number of shares of common stock to which a holder of Series B Convertible Preferred Stock shall be entitled upon a conversion shall be the product obtained by multiplying the number the number of shares of Series B Convertible Preferred Stock being converted by 25.

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

In accordance with the subscription agreement relating to the private placement the Company closed during the period ending March 31, 2005, the Company issued the following warrants. Investors received two classes of warrants, Class A and Class B warrants, for each share of common stock purchased. The B warrants had an initial exercise price of $0.08 and A warrants had an initial exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights on March 24, 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

	2006	2006
	Underlying	Exercise
	Shares	Price

Warrants issued during 2000	1,036,000	$1.50
Warrants issued during 2004
(10% Warrant Div)	3,000,000	$0.25

Warrants issued during 2004 and 2005
A Warrants	15,431,250	$0.045

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

During the three months ended December 31, 2006, 4,875,000 “A” warrants priced at $0.045 were exercised for gross proceeds of $219,375.

In accordance with the subscription agreement relating to the private placement closed on December 29, 2005, the Company issued the following warrants. Investors received two classes of warrants, called Class A and Class B warrants, for each share of common stock purchased. The A warrants have an exercise price of $0.02868 and the B warrants have an exercise price of $0.0239.

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

As discussed in footnote #4, the warrants associated with this Issue, along with the related stock, were allocated based on their relative fair values, with the fair value of the warrant component determined using the Black-Scholes pricing model considering market factors at December 29, 2005. The fair value calculation for this grouping of warrants was performed independently of any other issue. Therefore, the reduction to the exercise prices for Class A and B warrants on September 28, 2005 and July 7, 2006 did not impact the fair value measurement of the warrants associated with the December 29, 2005 financing.

The warrants below, associated with the financing, are not exercisable until such time as the Company's pending SB-2 becomes effective.

The table below summarizes the A and B warrants outstanding as of December 31, 2006 relating to the financing closed on December 29, 2005.

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

During the year ended December 31, 2006, the Company agreed to issue 11,458,338 restricted common shares relating to warrants priced at $0.0239 that were exercised by four accredited investors for total proceeds of $273,854.28. 1,185,350 restricted shares due to one of the investors remained unissued. New warrants totaling 11,458,338 were issued to the investors under the same terms other than the strike price which was increased to $0.04.

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
                                    --------------

                                    $5,500,000
                                    ==============

Goodwill recorded as a result of the acquisition is assignable to the See World Satellites, Inc. segment and is tax deductible over a period of fifteen years. Revenues and expenses are included in the Company's statement of operations from January 3, 2006 through December 31, 2006.

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

(12)  RELATED PARTY TRANSACTIONS (SEE WORLD ACQUISITION)

At September 30, 2006, the Company had the following debt obligations and made the following payments to Mr. Richard Miller, a director and President of the Company's wholly-owned subsidiary See World. The Company paid Mr. Miller $500,000 on January 3, 2006 relating to the acquisition of See World. The Company carried a short term note obligation in the amount of $500,000 due to Mr. Miller. This note was due within 30 days of the effective date of a new five year contract between Echo Star Satellites, L.L.C., DISH Network Services, L.L.C. and See World. During the twelve months ended December 31, 2006 the Company paid this note in full. Additionally, the Company issued 1,000,000 shares of its Series B Convertible Preferred stock to Mr. Miller during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the Company's option or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00. On April 3, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3.25 million as of June 30, 2006. On July 5, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3 million. In October 2006 the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount due to $2.75 million as of November 15, 2006. The Company filed an 8-K with the terms and conditions of this note on January 5, 2006. Mr. Miller also extended a short-term note in the amount of $551,073 to the Company, of which $375,000 was paid back January 13, 2006. During the three months ended September 30, 2006 the Company repaid $58,691 of the outstanding note leaving an unpaid balance of $117,382 at September 30, 2006. Also during the period ended December 31, 2006 the Company paid an additional $117,382 to Mr. Miller to extinguish an existing note due January 3, 2007.

(13)  STOCK-BASED COMPENSATION

The disclosures required by paragraph 84 of SFAS 123 (R) are stated below, although the Company had not granted any options since 2001 to September 30, 2006, and options to purchase 598,000 shares of the Company have not been exercised:

                                                                    2006                 2005
                                                                  -------------              -------------
Net Income (Loss) as reported                                                $1,261,645               $(3,627,067)

Basic and diluted earnings per share as reported                                       $ .00                   $(.04)

Share-based employee compensation cost net of related tax effects included
in net income as reported                                                    -                     -

Share-based employee compensation cost, net of related tax effects that would have been included in net income if the fair-value based method had
been applied to all awards                                                    -                     -

Pro-forma net income as if the fair-value method had been applied to all
awards                                                             $1,261,645                 $(3,627,067)

Pro-forma basic and diluted earrings per share as if the fair-value based
method had been applied to all awards                                           $.00                     $(.04)

(14) NOTES PAYABLE TO RELATED PARTIES

At December 31, 2006 the Company had an outstanding note payable to the President of one of its wholly-owned subsidiaries in the amount of $2,750,000 relating to the acquisition of See World Satellites, Inc.

(15)  EQUITY LINE OF CREDIT

In 2004, the Company entered into an equity line of credit with Dutchess Private Equities Fund. The agreement provided for a maximum of $6,000,000 with 15,000,000 shares of common stock registered and available to repay credit line advances. Shares were convertible based on 93% of the three-day average of the lowest three out of five days subsequent to a put for funds. At December 31, 2006 the equity line of credit with Dutchess Private Equities Fund has been canceled.

(16)  SUBSEQUENT EVENTS

On January 3, 2005, the Company acquired See World Satellites, Inc., a Pennsylvania corporation. As part of the purchase price for See World, currently a wholly-owned subsidiary of the Company, the Company agreed to issue a promissory note in the amount of $3,500,000. On January 22, 2007, the Company assigned a $1,000,000 portion of this Note to four investors (the "Assignees"). The Company issued a Note to each Assignee with a combined principle amount of $1,000,000. The Notes bear interest at a rate of 20% which was paid in the form of an original issue discount to the Note. Payments are due to each Assignee in accordance with their pro rata share.

As consideration for the assignment, the Company agreed to issue 15,000,000 shares of common stock to be distributed pro rata among the Assignees of the Notes. The shares were issued in accordance with Rule 506 of Regulation D under the Securities Act of 1933 (as amended) in that:

- the sales were made to an accredited investor, as defined in Rule 501;

The Company filed a form 8-K regarding this transaction on January 26, 2007.

On March 12, 2007, the Company acquired a ring-tone network including 161 domain names and operating web sites for $17,000 in cash.

(17)  RESTATEMENT

The Company will restate its financial statements for the year ended December 31, 2005 to amend and restate the accounting for warrants issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. However, at the time of the issuance, the Company had an insufficient number of authorized shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the contract could remain outstanding. Based on this shortage, EITF-0019 requires initial balance sheet classification of the warrants as a liability until such time that an increase in authorized shares sufficient to cover the shortage, is approved by the shareholders. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. EITF-0019 requires the treatment of these warrants as derivative liabilities, with an adjustment at each reporting date to mark the liability to market.

The restatement will also reclassify the restricted portion of cash to a separate line item on the Balance Sheet with a corresponding correction to the Statement of Cash Flows to reflect the restriction.

There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholder’s equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Consolidated Balance Sheet	Previously Reported	Increase (Decrease)	Restated
Cash,$560,000 restricted at 12/31/05	$803,079	$(560,000)	$243,079
Restricted Cash	$-	$560,000	$560,000
Convertible debentures-current portion	$-	$1,002,496	$1,002,496
Convertible debentures	$1,213,049	$(782,961)	$430,088
Fair value of derivative liabilities	$-	$1,849,366	$1,849,366
Additional paid in capital	$10,416,074	$(219,535)	$10,196,593
Total stockholder's equity (deficit)	$212,411	$(1,849,366)	$(1,636,955)

Consolidated Income Statement
Change in fair value of derivative liabilities	$-	$1,629,831	$1,629,831
Net Income (loss)	$(1,811,423)	$(1,629,831)	$(3,627,067)

The Company will also restate its financial statements for the three interim quarters previously reported in 2006 to amend and restate the accounting for these warrants.

In addition, two reclassifications are required for previously reported activity. Firstly, the Company invested funds into Elysium Internet. This investment was initially treated as prepaid expense; however, a reclassification to Investment is appropriate in each of the first three quarters. Secondly, David Rasmussen was given 1,500,000 shares of Company Stock as part of his employment contract. The value of this stock was entered as a prepaid item, and is being amortized over the term of his employment contract. However, a reclassification to Deferred Compensation is appropriate for this item. These two items have balance sheet impact only.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Restatement of previously Issued Quarterly Data (Unaudited)

	As
	previously	Restatement	As
	reported	adjustments	restated
Three months ended March 31, 2006
Revenues	1,633,614		1,633,614
Cost of Sales	583,482		583,482
Selling, general, and administrative	1,008,186		1,008,186
Total costs and expenses	1,591,668	0	1,591,668
Operating income (loss)	41,946		41,946
Interest income (expense)	(36,695)	(2,334)	(39,029)
Change in fair value of derivative liabilities	0	(7,478,664)	(7,478,664)
Total other income (expenses)	(36,695)	(7,480,998)	(7,517,693)
Net income (loss)	5,251	(7,480,998)	(7,475,747)

Six months ended June 30, 2006
Revenues	3,267,006		3,267,006
Cost of Sales	1,055,992		1,055,992
Selling, general, and administrative	2,074,828		2,074,828
Total costs and expenses	3,130,820	0	3,130,820
Operating income (loss)	136,186	0	136,186
Interest income (expense)	(74,068)	(35,524)	(109,592)
Change in fair value of derivative liabilities	0	(652,875)	(652,875)
Total other income (expenses)	(74,068)	(688,399)	(762,467)
Net income (loss)	62,118	(688,399)	(626,281)

Nine months ended September 30, 2006
Revenues	4,912,253		4,912,253
Cost of Sales	1,586,746		1,586,746
Selling, general, and administrative	3,082,858		3,082,858
Total costs and expenses	4,669,604	0	4,669,604
Operating income (loss)	242,649	0	242,649
Interest income (expense)	(110,980)	(73,440)	(184,420)
Change in fair value of derivative liabilities	0	(336,909)	(336,909)
Total other income (expenses)	(110,980)	(410,349)	(521,329)
Net income (loss)	131,669	(410,349)	(278,680)

Restatement of previously Issued Quarterly Data (Unaudited)

	As	2005	2006
	previously	Restatement	Restatement	As
	reported	adjustments	adjustments	restated
March 31, 2006
Cash and cash equivalents	$624,801	$-	$(500,000)	$124,801
Restricted cash	$-	$-	$500,000	$500,000
Property and equipment, net	$319,762	$-	$70,000	$389,762
Investment in private entity	$70,000	$-	$(70,000)	$-
Investments	$-	$-	$15,000	$15,000
Prepaid expenses	$122,512	$-	$(43,333)	$79,179
Accounts payable and accrued expenses	$236,552	$-	$2,334	$238,886
Fair value of derivative liabilities	$-	$-	$9,332,606	$9,332,606
Additional paid-in capital	$10,699,663	$(219,535)	$(4,575)	$(224,110)
Accumulated deficit	$(10,300,511)	$(1,629,831)	$(7,480,998)	$(19,411,340)
Deferred Compensation	$-	$-	$28,333	$28,333

June 30, 2006
Investments	$-	$-	$26,179	$26,179
Prepaid expenses	$154,319	$-	$(52,012)	$102,307
Accounts payable and accrued expenses	$212,946	$-	$35,524	$248,470
Fair value of derivative liabilities	$-	$-	$2,506,816	$2,506,816
Additional paid-in capital	$11,952,059	$(219,535)	$(4,575)	$11,727,949
Accumulated deficit	$(10,243,644)	$(1,629,831)	$(688,399)	$(12,561,874)
Deferred Compensation	$-	$-	$25,833	$25,833

September 30, 2006
Investments	$-	$-	$59,339	$59,339
Prepaid expenses	$199,714	$-	$(82,672)	$117,042
Accounts payable and accrued expenses	$145,483	$-	$73,440	$218,923
Fair value of derivative liabilities	$-	$-	$2,190,851	$2,190,851
Additional paid-in capital	$11,973,568	$(219,535)	$(4,575)	$11,749,458
Accumulated deficit	$(10,174,095)	$(1,629,831)	$(410,349)	$(12,214,275)
Deferred Compensation	$-	$-	$23,333	$23,333

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in accountants were previously reported on Form 8-K. We had no disagreements with our accountants in 2006 or 2005.

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

ITEM 8B. OTHER INFORMATION.

None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following individuals presently serve as officers and directors of the Company.
Name	Age	Position
Scott Gallagher	40	Chairman of the Board of Directors, Chief Executive Officer and President

David R. Rasmussen	40	Director, Chief Operating Officer

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

DAVID R. RASMUSSEN. Mr. Rasmussen has served on our board of directors since February 10, 2002. On February 1, 2006, Mr. Rasmussen became our Chief Operation Officer and the Chief Executive Officer of our wholly-owned subsidiary, See World Satellites, Inc. Prior to joining us, Mr. Rasmussen was employed with ERC, Inc., a subsidiary of General Electric as an IT project Manager. In that position, he was charged with providing IT solutions that enable business to drive core processes and grow profitable relationships. Mr. Rasmussen received a Bachelor's degree in Computer Technology from Rockhurst University in Kansas City, Missouri. Mr. Rasmussen was in the United States Air Force and Reserves for eight years as a communications specialist.

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

AUDIT COMMITTEE

We do not have a separately-designated standing Audit Committee. Our full board of directors performs the functions usually designated to an Audit Committee. As of December 31, 2006, we did not have a director on our board that met the definition of “audit committee financial expert” as set forth in Item 407(d)(2=3)of Regulation S-B. We are currently searching for a director that meets such requirements. We employee an outside firm to advise and consult management and the Board on all matters relating to our financial statements.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2006, we believe Forms 3, 4 and 5 were timely filed.

CODE OF ETHICS

We have adopted a Code of Ethics. A copy of our Code of Ethics was filed with our Form 10-KSB for the period ending December 31, 2003. We will provide a copy of our Code of Ethics to any shareholder without charge upon a written request.

PROCEDURE FOR NOMINATING DIRECTORS

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

The board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, the board considers how a candidate could contribute to the company's business and meet the needs of the company and the board.

The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the company to FTS Group, Inc., 7610 West Hillsborough Ave., Tampa, Florida 33615, Attention: Scott Gallagher. All candidate referrals are reviewed by at least one current board member.

ITEM 10. EXECUTIVE COMPENSATION.

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006 and 2005 to (1) our Chief Executive Officer and (2) our Chief Operating Officer.

Summary Compensation Table

Name and Principal Position (a)	Year Ended December 31, (b	)	Base Salary $ (c	)	Bonus $ (d )	Stock Awards (7) $ (e )	All Other Compensation $ (i )	Dollar Value of total compensation for the covered fiscal year $ (j	)
Scott Gallagher, Principal Executive Officer	2006		$200,000		$50,000 (2)			$250,000
	2005		$100,000		$50,000 (1)	$50,000 (5)	$8,000 (4)	$208,000

David Rasmussen, Chief Operating Officer	2006		$150,000		$25,000 (3)	$30,000 (6)		$205,000
	2005						$8,000 (4)	$8,000

(1)	In 2005 Mr. Gallagher was granted an annual bonus of $50,000.

(2)	In 2006 Mr. Gallagher was granted an annual bonus of $50,000.

(3)	In 2006 Mr. Rasmussen was granted an annual bonus of $25,000.

(4)	In 2005 both Mr. Gallagher and Mr. Rasmussen received $8,000 as board compensation.

(5)	In 2005 Mr. Gallagher received 1,500,000 restricted shares as part of his employment contract.

(6)	In 2006 Mr. Rasmussen received 1,500,000 restricted shares as part of his employment contract.

(7) A discussion of the assumptions used to value these awards are included in Note 1, Notes to Consolidated Financial Statements

NARATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS FOR EACH NAMED EXECUTIVE OFFICER

We have two-year consulting agreements with our Chief Executive Officer and our Chief Operating Officer as follows:

Employment Agreement with Mr. Scott Gallagher

On February 1, 2006, we entered into an employment agreement with Mr. Scott Gallagher to serve as our Chief Executive Officer and as Chairman of the Board of Directors. The employment agreement was changed to a consulting agreement during 2006 under the same terms. Under the terms of such agreement, Mr. Gallagher received an initial grant of 1,500,000 restricted shares of our common stock per his contract. For an initial term of 3 years, Mr. Gallagher is to receive a base salary of $200,000 per year. Mr. Gallagher will also be eligible for cash and stock bonuses annually depending upon the performance of the Company.

Employment Agreement with Mr. David R, Rasmussen

On February 1, 2006, we entered into an employment agreement with Mr. David R. Rasmussen to act as our Chief Operating Officer and as Chief Executive Officer of our wholly-owned subsidiary, See World Satellites, Inc. Under the terms of such agreement, Mr. Rasmussen will received an initial grant of 1,500,000 restricted shares of our common stock per his contract. For an initial term of 2 years, Mr. Rasmussen is to receive a base salary of $150,000 per year. We will review Mr. Rasmussen’s salary annually to for the purpose of determining a reasonable increase based on his service and performance, taking into consideration a good-faith assessment of any other incentive and/or bonus plans to which Mr. Rasmussen may be a party. Mr. Rasmussen will also be eligible for cash and stock bonuses annually depending upon the performance of the Company as set forth below:

Year	EBITDA Target	Cash Bonus	Revenue Target	Stock Bonus
2006	$2 Million	$100,000	$9 Million	500,000 Shares
2007	$3 Million	$150,000	$12 Million	750,000 Shares
2008	$4 Million	$200,000	$15 Million	1,000,000 Shares

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We did not grant stock options in 2005 or 2006. Additionally, no stock options were exercised by any of the named executive officers in 2005 or 2006.

DIRECTOR COMPENSATION

We do not currently have any outside directors. In 2005, we paid our directors, who are also our employees, $2,000 per quarter. In February 2006, we eliminated board compensation for 2006. During 2007 our directors will receive a grant of 250,000 shares of restricted stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2006 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

The shareholders listed below have sole voting and investment power. The address of each of the beneficial owners is 7610 West Hillsborough Ave. Tampa, Fl. 33615, unless otherwise indicated. All ownership of securities is direct ownership unless otherwise indicated.

	AMOUNT AND
	NATURE OF
	BENEFICIAL	PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNERSHIP	OF CLASS(2)

Scott Gallagher	11,686,451	8.5%

David R. Rasmussen	1,727,500	1.3%

Alpha Capital Aktiengesellschaft (3)	4,850,866	3.5%
Pradafant 7, Furstentums 9490
Vaduz, Liechtenstein

Whalehaven Capital Fund Limited (4)	12,141,475	8.8%
3rd Floor, 14 Par-Laville Rd., Hamilton, Bermuda HM08

Bristol Investment Fund, LTD. (5)	8,094,317	5.9%
Caledonian Fund Services Limited,69 Dr. Roy’s Dr.
George Town, Grand Cayman, Cayman Islands

All directors and current executive officers as a group (2 persons)	13,413,951	9.7%

* Less than 1% of outstanding shares of Common Stock.

(1) The address of all individual directors and executive officers is c/o FTS Group, Inc., 7610 West Hillsborough Ave., Tampa, Florida 33615.

(2) The number of shares of common stock issued and outstanding as of December 31, 2006 was 137,650,469 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on as of December 31, 2006, plus shares of common stock subject to options and warrants held by such person on December 31, 2006 and exercisable within 60 days thereafter.

(3) This information is based on a 13G filed on February 9, 2006 by Alpha Capital Aktiengesellschaft.

(4) This information was based on a 13G filed on May 4, 2006 by Whalehaven Capital Fund Limited.

(5) This information is based on a 13G filed on May 4, 2006 by Bristol Investment Fund LTD.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

DIRECTOR INDEPENDENCE

During the year ended December 31, 2006, Scott Gallagher and David Rasmussen served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.

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

3.4 Certificate of Designation for Series B Convertible Preferred Stock dated March 8, 2006 (included as Exhibit 10.1 to the Form 8-K filed March 13, 2006 and incorporated herein by reference).

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

4.14 A Warrant Form (included as Exhibit 4.1 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

4.15 B Warrant Form (included as Exhibit 4.2 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

4.16 Form of Common Stock Purchase Warrant between the Company and Olympus Securities, (included as exhibit 4.16 to the Form SB-2/A filed July 5, 2006, and incorporated herein by reference).

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

10.26 Subscription Agreement Form (included as exhibit 10.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

10.27 Promissory Note between the Company and Alpha Capital Aktiengesellschaft (included as Exhibit 10.1 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

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

10.35 Stock Escrow Agreement between the Company, Richard E. Miller, and Lambert& Martineau, attorneys at law, dated January 3, 2006 (included as Exhibit 10.3 to the Form 8-K filed January 9, 2006, and incorporated herein by reference).

10.36 Amendment Number 1 to the Retailer Agreement between the Company and EchoStar Satellite LLC, dated March 31, 2006 (included as Exhibit 10.1 to the Form 8-K filed March 31, 2006, and incorporated herein by reference).

10.37 Amendment to extend Authorized Regional Service Provider Agreement between the Company and Dish Network Service LLC dated March 31, 2006 (included as Exhibit 10.2 to the Form 8-K filed March 31, 2006, and incorporated herein by reference).

10.38 Letter Agreement between the Company and EchoStar Satellite LLC, dated March 27 2006 (included as exhibit 10.1 to the Form 8-K filed April 5, 2006 and incorporated herein by reference).

10.39 Employment Agreement between the Company and Scott Gallagher dated November 15, 2005 with amended start date of February 1, 2007 (included as exhibit 10.27 to the Form 10-QSB filed May 15, 2006 and incorporated herein by reference).

10.40 Employment Agreement between the Company and David Rasmussen dated February 1, 2006 (included as exhibit 10.28 to the Form 10-QSB filed May 15, 2006 and incorporated herein by reference).

10.41 Promissory Note between the Company and Alpha Capital Anstalt, dated January 22, 2007 (included as exhibit 10.1 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

10.42 Promissory Note between the Company and Ellis International, Ltd., dated January 22, 2007 (included as exhibit 10.2 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

10.43 Promissory Note between the Company and Platinum Long Term Growth V, dated January 22, 2007 (included as exhibit 10.3 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

10.44 Promissory Note between the Company and Whalehaven Capital Fund Limited, dated January 22, 2007 (included as exhibit 10.4 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

10.45 Assignment and Amendment No. 1 to Note Agreement by and among the Company, Richard E. Miller and Assignees, dated January 22, 2007 (included as exhibit 10.5 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

14.1 Corporate Code of Conduct and Ethics (filed as exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1 Subsidiaries of the Registrant (filed herewith).

31.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-QSB, Bassie and Co. was paid $45,000 for substantially all of our annual SEC related accounting fees during 2005. For the year ending December 31, 2005 we paid approximately $7,500 to Withum Smith + Brown, P.C. in fees related to our first two quarterly 10-QSB filings.

AUDIT-RELATED FEES

During 2006 we paid Bassie and Company $75,000 in audit related fees.

TAX FEES

For their review of tax matters, Gibson & Mayer, P.C. billed us a total of $1,250 in the fiscal year ended December 31, 2005 and $1,500 in the fiscal year ended December 31, 2006.

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
Scott Gallagher, Chairman of the Board, Chief Executive Officer, Principal Accounting Officer and President

Date: April 16, 2007

By:	/s/ David R. Rasmussen
David R. Rasmussen, Chief Operating Officer and Director

Date: April 16, 2007

Exhibit 21.1

Subsidiaries

As of December 31, 2006, we had two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc.

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Gallagher, certify that:

1. I have reviewed this annual report of FTS GROUP, INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. As the small business issuers certifying officer, I disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 16, 2007	/s/	Scott Gallagher
Scott Gallagher Chief Executive Officer, Principal Accounting Officer and Chairman of the Board

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of FTS Group, Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer’s knowledge, that:

The Annual Report on Form 10-KSB for the period ending December 31, 2006 (the “Form 10-KSB”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Scott Gallagher
By:	Scott Gallagher
Chief Executive Officer and Interim Principal Accounting Officer April 16, 2007