Form 10KSB/A
period 2006-12-31
FTS GROUP, INC.
filed 2007-04-24
CIK 1062663

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

In December 2006, we acquired a 25% stake in an Internet Media venture, Elysium Internet. Elysium Internet is a development stage emerging direct navigation Internet advertising, marketing and media venture. Elysium sells targeted advertising to business customers through its network of direct navigation webs sites and portals. Our total investment into Elysium Internet as of December 31, 2006 was $92,505.

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

COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by our Board of Directors in our discretion from funds legally available therefore, subject to the rights of Preferred stockholders. Please refer to our discussion below under "Preferred Stock." In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities, subject to the rights of Preferred Stockholders.

PREFERRED STOCK

Our Articles of Incorporation, as amended, vests our Board of Directors with authority to divide our Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation in respect to, among other things, (i)the number of shares to constitute such series and the distinctive designations thereof; (ii) the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue; (iii)whether Preferred Stock may be redeemed and, if so, the redemption price and the terms and conditions of redemption; (iv) the liquidation preferences payable on Preferred Stock in the event of involuntary or voluntary liquidation; (v) sinking fund or other provisions, if any, for redemption or purchase of Preferred Stock; (vi) the terms and conditions by which Preferred Stock may be converted, if the preferred stock of any series are issued with the privilege of conversion; and (vii) voting rights, if any. A total of 150,000 shares were designated Series A Preferred Stock. However, none are currently outstanding. All Series A shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of our net profits, also payable in cash. We may redeem this Preferred Stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

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

Any shares of Series B Convertible Preferred Stock may, at any time after January 3, 2008, at our option or the option of the holder, be converted into fully paid and nonassessable shares of common stock. The number of shares of common stock to which a holder of Series B Convertible Preferred Stock shall be entitled upon a conversion shall be the product obtained by multiplying the number of shares of Series B Convertible Preferred Stock being converted by 25.

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

RESULTS OF OPERATIONS

FULL YEAR PERIOD ENDED DECEMBER 31, 2006 AS COMPARED TO THE FULL YEAR
ENDED DECEMBER 31, 2005 RESULTS OF OPERATIONS
SEGMENT RESULTS FOR THE FULL YEARS ENDED DECEMBER 31, 2006

	Year Ended December 31, 2006
	FTS	FTS	See
	Group	Wireless	World
	Inc.	Inc.	Satellites	Total
External Revenues	$-	$1,841,939	$4,836,237	$6,678,176
Internal Revenues	1,500,000			1,500,000
Segment Revenues	1,500,000	1,841,939	4,836,237	8,178,176

Cost of Goods Sold	-	1,580,263	788,968	2,369,231

Gross Profit	1,500,000	261,676	4,047,269	5,808,945

Selling, General,
and Administrative	727,792	752,485	3,980,779	5,461,056

SUBTOTAL	772,208	(490,809)	66,490	347,889

Gain on change in fair value of derivative liabilities	1,400,902	-	-	1,400,902
Depreciation	(22,226)	(40,857)	(61,287)	(124,370)
Interest	(388,611)	(3,184)	(1,159)	(392,954)

Net Income (Loss)	1,762,273	(534,850)	4,044	1,231,467

Intersegment Adjustments	(1,500,000)	300,000	1,200,000	-

	$262,273	$(234,850)	$1,204,044	$1,231,467

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

During the three months ended March 31, 2005, $51,017 worth of debentures were converted into 1,004,930 shares of common stock relating to our convertible debenture with Dutchess Private Equities Fund. The convertible debenture was fully extinguished during the period.

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

Our wholly-owned subsidiary, See World Satellites, Inc. recognizes revenue when it makes a sale within the store, completes a retail satellite receiver installation at the customer's home and the customer signs a contract, or completes a retail service provider satellite receiver installation at the customer's home and the customer signs a contract.

Although our post-paid activations both at wireless and the retail side of See World’s business are subject to possible charge-back of commissions if a customer deactivates service within the allowable 180-day period after signing the contract, they still recognize the activation in the period of the activation. We have set up a reserve for possible activation charge-backs. Based on SFAS No. 48, this is permitted if reliable estimates of the expected refunds can be made on a timely basis, the refunds are being made for a large pool of homogeneous terms, there is sufficient company-specific historical basis upon which to estimate the refunds, and the amount of the commission specified in the agreement at the outset of the arrangement is fixed, other than the customer's right to request a refund.

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

GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

Realization of long-lived assets, including goodwill, is periodically assessed by our management. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at December 31, 2006.

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

WE HAVE A HISTORY OF GENERATING LOSSES AND WE MAY NOT BE ABLE TO REMAIN PROFITABLE.

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

R.E. Bassie & Co.
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

/s/ R. E. Bassie & Co.
Houston, Texas
April 11, 2007

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

Assets	2006	2005
Current assets:		(Restated)
Cash and cash equivalents	$115,056	$243,079
Restricted cash	-	560,000
Accounts receivable	130,025	12,201
Inventories, net	373,734	33,180
Prepaid expenses and current assets	247,686	474,683
Total current assets	866,501	1,323,143

Property and equipment, net of accumulated depreciation	303,641	208,210
Unamortized discount on convertible debt	232,925	380,690
Unamortized debt issuance costs	29,573	46,313
Investments	92,505	-
Goodwill	5,177,696	-
Deposits	16,482	16,139
Total assets	$6,719,323	$1,974,495

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$548,707	$468,185
Current portion of notes payable to related parties, net of discount	1,820,215	80,850
Convertible debentures-current portion	1,238,321	782,961
Current installments of long-term debt-equipment loans	4,824	-
Total current liabilities	3,612,067	1,331,996

Fair value of derivative liabilities	453,039	1,849,366
Convertible debentures	-	430,088
Long-term debt to related parties, less current installments	1,000,000	-
Total liabilities	5,065,106	3,611,450

Stockholders' equity:
10% Convertible Preferred Stock, Series A, $0.01 par value:
150,000 Shares Authorized; 0 shares issued and outstanding	-	-
Preferred Stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Convertible Preferred Stock, Series B, $0.01 par value:
1,000,000 Shares authorized, issued and outstanding at December 31 , 2006	10,000	-
Common Stock, $.001 par value. Authorized 150,000,000 shares:
137,650,469 shares issued and outstanding at December 31, 2006,
102,098,756 shares issued and outstanding at December 31, 2005.	137,650	102,099
Additional paid-in capital	12,231,626	10,196,539
Accumulated deficit	(10,704,226)	(11,935,593)
	1,675,050	(1,636,955)
Deferred Stock Compensation	(20,833)	-

Total stockholders' equity	1,654,217	(1,636,955)

Total liabilities and stockholders' equity	$6,719,323	$1,974,495

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated)

REVENUES
Service Revenue-See World Satellites, Inc.	$4,836,237	$-
Product Retail Sales-FTS Wireless, Inc.	1,841,839	1,310,731
	6,678,076	1,310,731

COST OF GOODS SOLD
Service-See World Satellites, Inc.	788,968	-
Product-FTS Wireless, Inc.	1,580,263	1,110,645
	2,369,231	1,110,645

GROSS PROFIT
Service-See World Satellites, Inc.	4,047,269	-
Product-FTS Wireless, Inc.	261,576	200,086
	4,308,845	200,086

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses	4,085,426	1,767,563
	4,085,426	1,767,563

OPERATING INCOME (LOSS)	223,419	(1,567,477)

OTHER INCOME (EXPENSE)
Change in fair value of Derivative Liabilities	1,400,902	(1,629,831)
Unrealized loss on investments	-	(7,500)
Interest	(392,954)	(422,259)
	1,007,948	(2,059,590)

NET INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,231,367	(3,627,067)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$1,231,367	$(3,627,067)

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	124,851,085	55,986,790

Diluted	241,014,960	55,986,790

NET LOSS PER COMMON SHARE:
Basic	$0.01	($0.06)

Diluted	$0.01	($0.06)
See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005(Restated)

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

See accompanying notes to consolidated financial statements

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated)
Cash flows from operating activities:
Net income (loss)	$1,231,367	(3,627,067)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	399,592	35,974
Common shares issued for services	68,400	630,850
Gain on equipment disposal	(7,612)	-
Unrealized loss on investment in private entity	-	7,500
Amortization of debt discount	2,679	180,893
Change in fair value of derivative liabilities	(1,400,902)	1,629,831
(Increase) decrease in operating assets:
Accounts receivable	(32,066)	75,284
Inventories	(196,010)	11,818
Prepaid expenses	268,303	747
Other assets	(343)	10,850
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(25,809)	322,011
Net cash used in operating activities	307,599	(721,309)

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.	(206,100)	-
Capital expenditures for property and equipment	(88,592)	(119,629)
Insurance proceeds involuntary conversion of assets	12,855
Proceeds from funding restricted for investment in acquisition	(440,000)	(560,000)
Release of restriction on funding proceeds for investment in acquisition	1,060,000
Purchase of Stock in Wholly-Owned Subsidiary	(1,000,000)
Payments for investment in Elysium	(92,505)
Net cash used in investing activities	(754,342)	(679,629)

Cash flows from financing activities:
Proceeds from issuance of stock	862,829	882,298
Proceeds from convertible debentures	30,000	-
Proceeds from stock issued under equity line	33,110	1,263,000
Proceeds from note payable to Dutchess Advisors	-	560,000
Proceeds from notes payable related parties	710,002	84,000
Repayments of notes payable-truck loans	(15,823)	-
Repayments of note payable to Dutchess Advisors	-	(921,022)
Repayments of debenture loan	-	(26,876)
Repayments of notes payable to individuals	-	(37,250)
Repayment of loans from related parties	(1,301,398)	(168,082)
Net cash provided by financing activities	318,720	1,636,068

Net decrease in cash	(128,023)	235,130

Cash at beginning of year	243,079	7,949
Cash at end of year	$115,056	243,079

Supplemental schedule of cash flow information:
Interest paid	$10,770	$93,133

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$8,085	$51,016

Stock issued as loan inducements	$10,714	$38,462

Stock issued in payment of accounts payable and accrued expenses	$-	$77,365

Acquisition of See World Satellites, Inc.
Purchase price of 100% of See World Satellites, Inc. stock	$5,500,000
Amount financed through formal promissory note to Richard Miller	(3,500,000)
Paid in preferred stock of FTS Group, Inc.	(1,000,000)
Cash down payment for See World Satellites, Inc.	$1,000,000

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

 (3)  PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2006	2005
Leasehold improvements	5	$282,462	$180,937
Furniture and fixtures	5	54,350	54,208
Equipment	3-5	37,684	20,890
Vehicles	3	113,264	11,927
Total property and equipment		487,763	267,962
Less accumulated depreciation and amortization		-184,122	-59,752
Net property and equipment		$303,641	$208,210

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

As discussed in footnote #19, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available to cover complete conversion, the warrant portion of the allocation is being reclassified to liability, with an adjustment at each reporting date to mark the liability to market.

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

	2006	2005

Net income (losses) before taxes	$1,231,367	$(3,627,067)

Times the statutory tax rates	34.00%	34.00%

	418,665	(1,233,203)

Temporary differences
Derivative (income) expense	(476,309)	554,143
Goodwill amortization	(117,361)	-
Net operating losses	175,005	679,060
	$-	$-

Deferred Tax Assets	$3,029,942	$3,448,607

Less valuation allowance	(3,029,942)	(3,448,607)

	$-	$-

The net operating loss carryforward of approximately $9,000,000 will expire through 2024.

At December 31, 2006, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

(10)  OPTIONS AND WARRANTS

OPTIONS

The Company had a Non-Qualified Stock Option and Stock Grant Plan (the Plan) adopted in July 1997. For the year ended December 31, 2005 the Company had not granted any options. Under the company's Plan, the Company's board of directors had reserved 2,500,000 shares that may have been granted at the board of directors' discretion. No option was to be granted after July 27, 2007 and the maximum term of the options under the Plan was ten years. In accordance with SFAS 123R, the Company reviewed the provisions of the plan and its related outstanding options to comply with the required fair value analysis component to SFAS 123R that took effect January 1, 2006. During this analysis the Company determined that the 598,000 options previously issued had expired and are no longer outstanding as of January 1, 2006 per plan provisions.

WARRANTS

The following details warrants outstanding as of December 31, 2006:

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

	2006	2006
	Underlying	Exercise
	Shares	Price

Warrants issued during 2000	1,036,000	$1.50
Warrants issued during 2004
(10% Warrant Div)	3,000,000	$0.25

Warrants issued during 2004 and 2005
A Warrants	4,956,250	$0.045

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

As discussed in footnote #19, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion of the allocation is being reclassified to liability until the fourth quarter, 2006 at which time the shareholders approved an increase in authorized shares sufficient to cover the shortage.

As discussed in footnote #5, the warrants associated with this Issue, along with the related stock, were allocated based on their relative fair values, with the fair value of the warrant component determined using the Black-Scholes pricing model considering market factors at December 29, 2005. The fair value calculation for this grouping of warrants was performed independently of any other issue. Therefore, the reduction to the exercise prices for Class A and B warrants on September 28, 2005 and July 7, 2006 did not impact the fair value measurement of the warrants associated with the December 29, 2005 financing.

The table below summarizes the A and B warrants outstanding as of December 31, 2006 relating to the financing closed on December 29, 2005.

        2005                2005
                Underlying                Exercise
              Shares                Price
              ----------              ----------
Warrants issued in December 2005
A Warrants                         46,465,550                      $ 0.02868
B Warrants                         11,774,437               $ 0.0239
New B Warrants         11,458,338              $ 0.04
              ----------                  ----------

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

The following unaudited pro forma data summarizes the results of operations of the Company for the year ended December 31, 2005, as if the acquisition of See World had occurred on January 1, 2005. The pro forma data gives effect of the actual operating results prior to the acquisition. The unaudited pro forma consolidated data are not necessarily indicative of the results of operations that would actually have occurred if the transactions had been consummated as of January 1, 2005 or may be acheived in the future.

            Revenues                                                    $6,349,407
            Net loss                                                       (2,704,986)
            Basic net loss per share                                            $(0.05)
            Diluted net loss per share                                                 $(0.05)

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

(13)  STOCK-BASED COMPENSATION

The disclosures required by paragraph 84 of SFAS 123 (R) are stated below, although the Company had not granted any options since 2001 to September 30, 2006, and options to purchase 598,000 shares of the Company have not been exercised:

                                                                    2006                 2005
                                                                  -------------              -------------
Net Income (Loss) as reported                                                $1,261,645               $(3,627,067)

Basic and diluted earnings per share as reported                                       $ .01                   $(.06)

Share-based employee compensation cost net of related tax effects included
in net income as reported                                                    -                     -

Share-based employee compensation cost, net of related tax effects that would have been included in net income if the fair-value based method had
been applied to all awards                                                    -                     -

Pro-forma net income as if the fair-value method had been applied to all
awards                                                             $1,261,645                 $(3,627,067)

Pro-forma basic and diluted earrings per share as if the fair-value based
method had been applied to all awards                                           $.01                     $(.06)

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

(17) Earnings Per Share

Basic earnings (loss) per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic earning (loss) per share, include common stock equivalents, which would arise from the conversion of the preferred stock, convertible notes payable and warrants to purchase common shares. Diluted earnings per common share assume that any dilutive convertible notes and preferred stock that were outstanding at the beginning of each year were converted at those dates. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those warrants for which market price exceeds exercise price.

For the Years Ended December 31
	2006	2005
Basic income (loss) per share:
Net income (loss)	$1,231,367	$(3,627,067)
Weighted average common shares outstanding	124,851,085	55,986,790

Diluted income per share:
Weighted average common shares outstanding	124,851,085	N/A
Convertible notes payable	46,465,550	N/A
Warrants A	46,465,550	N/A
Warrants B	23,232,775	N/A
Weighted average common shares outstanding for diluted net earning per share	241,014,960	55,986,790
Net income (loss) per share - basic	$0.01	$(0.06)
Net income (loss) per share - diluted	$0.01	$(0.06)

(18) Segment Information

The Company has two reportable segments and corporate overhead:(1) Product sales for wireless products segment include sales of wireless handsets and accessories; (2) Service revenues for installments of satellites segment includes sales of satellite dish equipment and installations; and (3) a holding company for future commercial ventures. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

The Company's reportable segments are strategic business units that offer different technology and marketing strategies.

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		December 31
		2006		2005
Revenues:	$		$
Service revenue - See World Satellites, Inc.		4,836,237		1,310,731
Product sales - FTS Wireless, Inc.		1,841,839		-
Corporate		-		-
		$6,678,076		$1,310,731

Income (loss) from operations:	$		$
Service revenue - See World Satellites, Inc.		1,196,206		-
Product sales - FTS Wireless, Inc.		(234,950)		(408,915)
Corporate		(737,837)		(1,158,562)
		$223,419		$(1,567,477)

Identifiable assets:	$		$
Service revenue - See World Satellites, Inc.		5,960,762		-
Product sales - FTS Wireless, Inc.		213,507		234,801
Corporate		545,054		1,739,694
		$6,719,323		$1,974,495

(19)  RESTATEMENT

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

Date: April 24, 2007

By:	/s/ David R. Rasmussen
David R. Rasmussen, Chief Operating Officer and Director

Date: April 24, 2007