Form 10KSB/A
period 2005-12-31
FTS GROUP, INC.
filed 2007-04-26
CIK 1062663

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

BUSINESS

We develop, invest in, and acquire cash-flow positive businesses and viable business projects, primarily in the wireless industry. Through our wholly-owned susidiary FTS Wireless, Inc., we are engaged in a targeted, strategic development strategy to consolidate the highly fragmented cellualr phone and services industry. As of March 1, 2006, we operated nine retail wireless locations in the Florida market. Over the past twenty-four months we have grown our business by developing and acquiring additional retail locations, as well as adding new products and services in all of our existing locations.

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

On the "Clicks" side of our business model we own and operate two Internet based e-commerce wireless businesses; www.FTSWireless.com , and www.CellChannel.com . We drive traffic to these businesses by offering in store specials and discounts in our retail stores as well as traditional online advertising. FTSWireless.com is focused on renting and selling wireless accessories and Global Star satellite wireless products and services to retail and business customers. CellChannel.com primarily markets and distributes wireless accessories, products and content such as custom MP3 ring tones, wallpaper and games primarily to retail and Internet customers.

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

RECENT SALES OF UNREGISTERED SECURITIES

FINANCING

In December we agreed to issue 35,520,424 restricted shares to a group of institutional investors relating to the purchase of notes. We also agreed to issue 68,275,900 warrants at prices of $.0239 and $.02868.

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

We had a net loss of $3,627,067 for the fiscal year ended December 31, 2005, as compared to net loss of $2,328,353 for the fiscal year ended December 31, 2004. The increase in our net loss was primarily related to expenses and fair valuing of investment vehicles such as convertible debt and warrants as required by GAAP and expenses due to lowered consulting fees, financing-related expenses, new store openings and increased operating expenses.

As of December 31, 2005, we had an accumulated deficit of $11,935,593.

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

WE HAD A LOSS FOR THE YEAR ENDED DECEMBER 31, 2005 THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $2,328,353 for the year ended December 31, 2004 and a net loss of $3,627,067 for the year ended December 31, 2005. Our future operations may not be profitable if we are unable to develop and expand our wireless business and our Internet operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to advertise our products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our audited financial statements for the fiscal year ended December 31, 2005, reflect a net loss of $3,627,067 and stockholders' deficit of ($1,636,955) as of December 31,2005. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not developed to meet our working capital needs. If we can not obtain additional funding as needed, our   business may fail.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 14.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the financial statements, the 2005 consolidated financial statements have been restated to properly account for warrants issued in connection with a financing closed on December 29, 2005.

/s/ R. E. Bassie & Co.
Houston, Texas
April 26, 2007

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

Assets	2005	2004
	(Restated)
Current assets:
Cash and cash equivalents	$243,079	$7,949
Restricted cash	560,000
Accounts receivable	12,201	87,485
Inventories	33,180	44,998
Prepaid expenses and current assets	474,683	35,430
Total current assets	1,323,143	175,862

Property and equipment, net of accumulated depreciation	208,210	124,555
Unamortized discount on convertible debt	380,690	-
Unamortized debt issuance costs	46,313	-
Investment in private entity	-	7,500
Deposits	16,139	19,489
Total assets	$1,974,495	$327,406

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	468,185	259,723
Current portion of notes payable to related parties
Convertible debentures-current portion	782,961	-
Notes payable to individuals	-	37,250
Notes payable to related parties, net of discount	80,850	111,751
Note payable - Dutchess Advisors	-	240,000
Total current liabilities	1,331,996	648,724

Fair vaue of derivative liabilities	1,849,366	-
Convertible debentures, net of current portion	430,088	100,493

Total liabilities	3,611,450	749,217

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Common stock, $.001 par value. Authorized 150,000,000 shares:
102,098,756 shares issued and outstanding at December 31, 2005,
37,882,183 shares issued and outstanding at December 31, 2004	102,099	37,882
Additional paid-in capital	10,196,539	7,848,833
Accumulated deficit	(11,935,593)	(8,308,526)
Total stockholders' equity (deficit)	(1,636,955)	(421,811)

Commitments and contingent liabilities	-

Total liabilities and stockholders' equity	$1,974,495	$327,406

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated)

Revenues	$1,310,731	$712,282

Costs and expenses:
Cost of sales	1,110,645	521,660
Selling, general and administrative	1,767,563	2,191,837
Impairment loss		107,000
Total costs and expenses	2,878,208	2,820,497

Operating loss	(1,567,477)	(2,108,215)

Other income (expenses):
Change in fair value of derivative liabilities	(1,629,831)	-
Unrealized loss on investments	(7,500)	(7,500)
Interest expense	(422,259)	(212,638)
Total other income (expenses)	(2,059,590)	(220,138)

Net loss from operations before taxes	(3,627,067)	(2,328,353)

Provision for income taxes	-	-

Net loss applicable to common shareholders	$(3,627,067)	$(2,328,353)

Net loss applicable to common shareholders:
Basic and diluted	$(0.06)	$(0.08)

Weighted average common shares:
Basic and diluted	55,986,790	27,459,250

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional			Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Deferred	stockholders'
	shares	amount	shares	amount	capital	deficit	compensation	equity

Balance, December 31, 2003	-	$-	18,141,564	$18,142	$5,465,030	$(5,943,196)	$(146,550)	$(606,574)

Issuance of common shares for cash	-	-	6,000,000	6,000	411,341	-	-	417,341

Issuance of common shares for services	-	-	7,994,720	7,994	1,212,207	-	-	1,220,201

Conversion of debentures in shares of common
stock	-	-	3,570,030	3,570	346,521	-	-	350,091

Issuance of common shares for acquisition
of assets	-	-	30,000	30	2,070	-	-	2,100

Issuance of common shares for through equity line	-	-	2,145,869	2,146	374,687	-	-	376,833

Amortization of deferred compensation	-	-	-	-	-	-	146,550	146,550

Issuance of stock warrants as dividends on
common shares	-	-	-	-	36,977	(36,977)	-	-

Net loss	-	-	-	-	-	(2,328,353)	-	(2,328,353)

Balance, December 31, 2004	-	-	37,882,183	37,882	7,848,833	(8,308,526)	-	(421,811)

Issuance of common shares for cash	-	-	13,461,300	13,461	868,837	-	-	882,298

Issuance of common shares for services	-	-	6,572,500	6,573	624,277	-	-	630,850

Conversion of debentures in shares of
common stock	-	-	522,086	522	50,494	-	-	51,016

Issuance of common shares through equity line	-	-	8,140,263	8,140	451,513	-	-	459,653

Issuance of common shares on convertible debt	-	-	35,520,424	35,521	352,585	-	-	388,106

Net loss, restated	-	-	-	-	-	(3,627,067)	-	(3,627,067)

Balance, December 31, 2005, restated	-	$-	102,098,756	$102,099	$10,196,539	$(11,935,593)	$-	$(1,636,955)

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated)

Cash flows from operating activities:
Net loss	$(3,627,067)	$(2,328,353)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	35,974	15,851
Impairment of long-lived assets	-	107,000
Common shares issued for services	630,850	1,220,201
Unrealized loss on investment in private entity	7,500	7,500
Decrease in deferred compensation	-	146,550
Amortization of debt discount	180,893	98,107
Change in fair value of derivative liabilities	1,629,831	-
(Increase) decrease in operating assets:
Accounts receivable	75,284	(83,580)
Inventories	11,818	(37,239)
Prepaid expenses	747	(33,918)
Other assets	10,850	(1,839)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	322,011	(24,954)
Net cash used in operating activities	(721,309)	(914,674)

Cash flows from investing activities:
Capital expenditures for property and equipment	(119,629)	(194,729)
Funding restricted for investment in acquisition	(560,000)	-
Net cash used in investing activities	(679,629)	(194,729)

Cash flows from financing activities:
Proceeds from issuance of stock	882,298	417,341
Proceeds for stock to be issued	-	54,765
Proceeds from convertible debentures	1,263,000	-
Proceeds from stock issued under equity line	-	376,833
Proceeds from note payable to Dutchess Advisors	560,000	450,500
Proceeds from notes payable to individuals	-	98,250
Repayments of note payable to Dutchess Advisors	(921,022)	(266,485)
Repayments of debenture loan	(26,876)	-
Repayments of notes payable to individuals	(37,250)	(61,000)
Increase in amounts due to related parties	84,000	140,235
Repayment of loans from related parties	(168,082)	(99,974)
Net cash provided by financing activities	1,636,068	1,110,465

Net increase in cash	235,130	1,062

Cash at beginning of year	7,949	6,887
Cash at end of year	$243,079	$7,949

Supplemental schedule of cash flow information:
Interest paid	$93,133	$188,344

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$51,016	$350,091

Stock issued in exchange for acquisition of assets	$-	$2,100

See accompanying notes to consolidated financial statements.

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

The Company has restated its financial statements for the year ended December 31, 2005 to amend and restate the accounting for warrants issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. However, at the time of the issuance, the Company had an insufficient number of authorized shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the contract could remain outstanding. Based on this shortage, EITF-0019 requires initial balance sheet classification of the warrants as a liability until such time that an increase in authorized shares sufficient to cover the shortage is approved by the shareholders. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. EITF 00-19 requires the treatment of these warrants as derivative liabilities, with an adjustment at each reporting period to mark the liability to market. Also being restated in relation to this financing is the split between the current and long term components of the associated liabilities per closer review of the contract terms.

The restatement will also reclassify the restricted portion of cash to a separate line item on the Balance Sheet with a corresponding correction to the Statement of Cash Flows to reflect the restriction.

There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders' equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Consolidated Balance Sheet	Previously Reported	Increase (Decrease)	Restated
Cash,$560,000 restricted at 12/31/05	$803,079	$(560,000)	$243,079
Restricted Cash	$-	$560,000	$560,000
Convertible debentures-current portion	$-	$782,961	$782,961
Convertible debentures	$1,213,049	$(782,961)	$430,088
Fair value of derivative liabilities	$-	$1,849,366	$1,849,366
Additional paid in capital	$10,416,074	$(219,535)	$10,196,539
Accumulated deficit	$(10,305,762)	$(1,629,831)	$(11,935,593)
Total stockholder's equity (deficit)	$212,411	$(1,849,366)	$(1,636,955)

Consolidated Income Statement
Change in fair value of derivative liabilities	$-	$1,629,831	$1,629,831
Net Income (loss)	$(1,811,423)	$(1,629,831)	$(3,627,067)

In addition, the Company has included restatements to reflect certain clarifications made in connection with management's further review during the restatement process. These restatements include expanded clarification on business operations in general as well as expanded clarification on revenue recognition policies, liquidity considerations, critical accounting policies, and changes to the Notes to Consolidated Financial Statements.

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

As discussed in footnote #2, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion if the allocation is being reclassified to liability with an adjustment at each reporting period to mark the liability to market.

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

	2005	2004

Net income (losses) before taxes	$(3,627,067)	$(2,328,353)

Times the statutory tax rates	34.00%	34.00%

	(1,233,203)	$(791,640)

Temporary differences
Derivative (income) expense	554,143	-
Goodwill amortization	-	-
Net operating losses	679,060	791,640
	$-	$-

Deferred Tax Assets	$3,448,607	$2,215,404

Less valuation allowance	(3,448,607)	(2,215,404)

	$-	$-

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

On January 15 th , 2006 the Company issued 1,500,000 restricted common shares to Scott Gallagher relating to a two year employment agreement entered into on November 15, 2005.

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
	Number of shares	Weighted Average Exercise Price

Options Outstanding at December 31, 2005	598,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options Outstanding at December 31, 2005	598,000	$1.50
The exercise price for all options is at or above the market value of the common stock as of the date of grant.

The following table summarizes information about fixed price stock options:

OPTIONS OUTSTANDING AND EXERCISABLE

Weighted	Weighted	Weighted	Weighted
Average	Average	Average	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
0.81-1.38	4,000	2.1 years	$ 1.14
1.50-2.75	594,000	2.7 years	$ 1.50

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

As discussed in footnote #2, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrants are being reclassified as derivative liabilities, with an adjustment at each reporting date to mark the liabilities to market..

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

	2005	2005
	Underlying	Exercise
	Shares	Price

Warrants issued in December 2005
A Warrants	45,517,250	$.02868
B Warrants	22,758,650	$.0239

(14)	Going Concern

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
In connection with the restatement and the filing of this Form 10-KSB/A, our management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the re-evaluation, the Chief Executive Officer/Interim Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective. Specifically, our Chief Executive Officer/Interim Chief Financial Officer evaluated the effects of EITF 00-19, FASB Statement 133 and APB 14 relating to the issuance of certain warrants. Even though our Chief Executive Officer/Interim Chief Financial Officer believed that our controls and procedures were effective and that the initial treatment of warrants was correct based on our findings at the time, upon further review and consultations with industry professionals, management determined that in order to be compliant with GAAP accounting it would be necessary to restate certain financials to include fair value accounting of certain outstanding warrants. Management believes that its controls and procedures are effective and the restatement is due to complex and evolving changes to accounting methods relating to derivatives.

Despite the restatement, as of April 26, 2007, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 26, 2007

By:	/s/ David R. Rasmussen
David R. Rasmussen, Chief Operating Officer and Director

Date: April 26, 2007