Form 10QSB/A
period 2006-03-31
FTS GROUP, INC.
filed 2007-04-30
CIK 1062663

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

(215) 688-2355
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

FTS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
Assets	2006	2005
Current assets:	(restated)	(restated)
Cash and cash equivalents	$124,801	$243,079
Restricted cash	500,000	560,000
Accounts receivable	136,713	12,201
Inventories	212,807	33,180
Prepaid expenses and current assets	79,179	474,683
Total current assets	1,053,500	1,323,143

Property and equipment, net of accumulated depreciation	389,762	208,210
Unamortized discount on convertible debt	351,927	380,690
Unamortized debt issuance costs	118,291	46,313
Investment in private entity	15,000	-
Goodwill	5,177,696	-
Deposits	17,182	16,139
Total assets	$7,123,358	$1,974,495

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$238,886	$468,185
Current portion of notes payable to related parties	2,397,048	80,850
Convertible debentures	1,238,321	782,961
Current installments of long-term debt-equipment loans	13,088	-
Total current liabilities	3,887,343	1,331,996

Fair value of derivative liabilities	9,332,605	1,849,366
Convertible debentures	-	430,088
Long-term debt to related parties, less current installments	1,750,000	-
Long-term debt equipment loans, less current installments	2,851	-
Total liabilities	14,972,799	3,611,450

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 4,850,000 undesignated shares authorized, none issued	-	-
Convertible preferred stock, Series B, $0.01 par value:
500,000 Shares authorized, issued and outstanding at March 31, 2006	10,000	-
Common stock, $.001 par value. Authorized 150,000,000 shares:
114,679,131 shares issued and outstanding at March 31, 2006,
102,098,756 shares issued and outstanding at December 31, 2005.	114,679	102,099
Additional paid-in capital	11,465,553	10,196,539
Accumulated deficit	(19,411,340)	(11,935,593)
	(7,821,108)	(1,636,955)
Deferred stock compensation	(28,333)	-

Total stockholders' equity	(7,849,441)	(1,636,955)

Total liabilities and stockholders equity	$7,123,358	$1,974,495

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
	(restated)	(restated)

REVENUES
Service Revenue-See World Satellites, Inc.	$ 1,138,036	$-
Product Retail Sales-FTS Wireless, Inc.	495,578	303,970
	1,633,614	303,970

COST OF GOODS SOLD
Service-See World Satellites, Inc.	209,208	-
Product-FTS Wireless, Inc.	374,274	135,518
	583,482	135,518

GROSS PROFIT
Service-See World Satellites, Inc.	928,828	-
Product-FTS Wireless, Inc.	121,304	168,452
	1,050,132	168,452

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses	1,008,186	755,327
	1,008,186	755,327

INCOME (LOSS) FROM OPERATIONS	41,946	(586,875)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	(7,478,664)	-
Interest	(39,029)	(184,112)
	(7,517,693)	(184,112)

NET INCOME (LOSS)	$ (7,475,747)	$ (770,987)

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	107,195,939	52,020,779

Diluted	120,862,553	52,020,779

NET LOSS PER COMMON SHARE:
Basic	($0.07)	($0.01)

Diluted
	($0.06)	($0.02)
See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
	(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	($7,475,747)	($770,987)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	95,169	8,077
Common shares issued for services	98,400	294,350
Amortization of debt discount	-	180,877
Amortization of deferred stock compensation	1,167	-
Change in fair value of derivative liability	7,478,664	-
(Increase) decrease in operating assets:
Accounts receivable	(38,754)	(124,334)
Inventories	(35,083)	(9,136)
Prepaid expenses	437,310	8,158
Other assets	(1,043)	(1,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(336,064)	45,682
Net cash provided by (used in) operating activities	224,019	(368,313)

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.	(206,100)
Investment in private entity	(15,000)
Capital expenditures for property and equipment	(74,000)	(85,064)
Release of restriction on funding proceeds for investment in acquisition	60,000	-
Payment to See World Satellites, Inc. acquisition	(500,000)	-
# Net cash used in investing activities	(735,100)	(85,064)

Cash flows from financing activities:
Proceeds from issuance of stock	140,109	713,460
Proceeds from convertible debentures	30,000	-
Proceeds from stock issued under equity line	-	270,994
Proceeds from note payable to Dutchess Advisors	-	500,000
Proceeds from notes payable to individuals	635,002	-
Repayments of note payable Dutchess Advisors		(817,599)
Repayments of notes payable-truck loans	(4,708)	-
Repayments of notes payable to related parties	-	(193,815)
Repayments of debenture loan	-	(26,876)
Repayments of notes payable to individuals	(375,000)	-
Repayment of loans from related parties	(32,600)	-
Net cash provided by financing activities	392,803	446,164

Net decrease in cash	(118,278)	(7,213)

Cash at beginning of year	243,079	7,949
Cash at end of year	$124,801	$736

See accompanying notes to consolidated financial statements.

Supplemental schedule of cash flow information:
Interest paid	$389	$93,133

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures		$51,016

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

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2005.

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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss included in results of operations. Depreciation is computed over the estimated useful lives of the assets (3-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

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

ADVERTISING COSTS

The cost of advertising is expensed as incurred. Advertising expense was $31,001 and $9,091 for the three months ended March 31, 2006 and 2005 respectively.

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

(2)  RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2005 to amend and restate the accounting for derivatives issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. Upon further review of accounting issues, statements and pronouncements by the APB (Accounting Principals Board), FASB (Financial Accounting Standards Board) and EITF (Emerging Issues Task Force) the Company identified the need to include fair value accounting of certain warrants, considered to be derivatives in order to be compliant with GAAP (Generally Accepted Accounting Principals) accounting in its quarterly and annual financial statements. For this reason the Company is, in addition to restating its 2005 annual report filed on form 10KSB/A, restating its form 10QSB for the period ended March 31, 2006 to include fair value derivative accounting and reclassification of certain other financial items.

The restatement will also reclassify the restricted portion of cash to a separate line item on the Balance Sheet with a corresponding correction to the Statement of Cash Flows to reflect the restriction.

There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholder’s equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Restatement of previously Issued Quarterly Data (Unaudited)

As
		previously	Restatement	As
		reported	adjustments	restated
Three months ended March 31, 2006
Interest income (expense)		(36,695)	(2,334)	(39,029)
Change in fair value of derivative liabilities		0	(7,478,664)	(7,478,664)
Total other income (expenses)		(36,695)	(7,480,998)	(7,517,693)
Net income (loss)		5,251	(7,480,998)	(7,475,747)

	As	2005	2006
	previously	Restatement	Restatement	As
	reported	adjustments	adjustments	restated
March 31, 2006
Cash and cash equivalents	$ 624,801	$ -	$ (500,000)	$ 124,801
Restricted cash	$ -	$ -	$ 500,000	$ 500,000
Property and equipment, net	$ 319,762	$ -	$ 70,000	$ 389,762
Investment in private entity	$ 70,000	$ -	$ (70,000)	$ -
Investments	$ -	$ -	$ 15,000	$ 15,000
Prepaid expenses	$ 122,512	$ -	$ (43,333)	$ 79,179
Accounts payable and accrued expenses	$ 236,552	$ -	$ 2,334	$ 238,886
Fair value of derivative liabilities	$ -	$ -	$ 9,332,606	$ 9,332,606
Convertible preferred stock	$ 1,000,000	$ -	$ (990,000)	$ 10,000
Additional paid-in capital	$ 10,699,663	$ (219,535)	$ 985,425	$ 11,465,553
Accumulated deficit	$(10,300,511)	$ (1,629,831)	$ (7,480,998)	$(19,411,340)
Deferred Compensation	$ -	$ -	$ 28,333	$ 28,333

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

As discussed in footnote #2, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion if the allocation is being reclassified to liability, with an adjustment at each reporting date to mark the liability to market.

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

(6)  PROPERTY AND EQUIPMENT

Property and equipment are as follows at March 31, 2006 and December 31, 2005:

	2006	2005
Leasehold improvements	$189,878	$180,937
Furniture and fixtures	$124,208	$54,208
Equipment	$81,942	$20,890
Vehicles	$303,655	$11,927

Total property and equipment	$699,683	$267,962
Less: accumulated depreciation	$(309,921)	$(59,752)

Net property and equipment	$389,762	$208,210

(7)  OPERATING LEASES

The Company leases real property for its nine retail locations. Five of the locations have lease terms ranging from six months to three years while four locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Year Ending	Annual Payments
2006	$108,505
2007	87,705
2008	30,634
$226,844

Rent expense was $49,713 and $49,604 for the three months ended March 31, 2006 and 2005, respectively.

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

In accordance with the subscription agreement relating to the private placement the Company closed during the period ending March 31, 2005. The Company issued the following warrants. Investors received two classes of warrants, Series A and Series B warrants, for each share of common stock purchased. The B warrants have an exercise price of $0.08 and A warrants have an exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March of 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations, and to reduce outstanding liabilities.

	2005 Underlying Shares	2005 Exercise Price
Warrants issued during 2000	1,036,000	$1.50
Warrants issued during 2004 (10% Warrant Div)	3,000,000	$0.25
Warrants issued during 2004 and 2005 A Warrants	15,431,250	$0.10

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

As discussed in footnote #2, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion if the allocation is being reclassified to liability with an adjustment each reporting period to mark the liability to market.

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
	2005	2005
	Underlying	Exercise
	Shares	Price
Warrants issued in December 2005/2006
A Warrants	46,465,550	$.02868
B Warrants	23,232,775	$.0239

(11)  SEE WORLD SATELLITES, INC ACQUISITION

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
$5,500,000

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

(12)  RELATED PARTY TRANSACTION (SEE WORLD SATELLITES, INC.)

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

(13)  STOCK-BASED COMPENSATION

The disclosures required by paragraph 84 of SFAS 123 ( R ) are stated below, although the Company had not granted any options since 2001 to March 31, 2006, and options to purchase 598,000 shares of the Company have expired:

	2005	2004
Net Income /(Loss) as reported	$(3,627,067)	$(2,328,353)
Basic and diluted earnings per share as reported	$(.06)	$(.08)
Share-based employee compensation cost net of related tax effects included in net income as reported	-	-
Share-based employee compensation cost, net of related tax effects that would have been included in net income if the fair-value based method had been applied to all awards	-	-
Pro-forma net income as if the fair-value method had been applied to all awards	$(3,627,067)	$(2,328,353)
Pro-forma basic and diluted earrings per share as if the fair-value based method had been applied to all awards	$(.06)	$(.08)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis contains a comparison of the results of operations for the three months ended March 31, 2006 and the same period in 2005. This discussion and analysis should be read in conjunction with the un-audited interim consolidated financial statements and the notes thereto included in this report, and the audited financial statements in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

THREE MONTHS PERIOD ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 2005
RESULTS OF OPERATIONS
SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006
	Three Months Ended March 31, 2006
	FTS	FTS	See
	Group	Wireless	World
	Inc.	Inc.	Satellites	Total
External Revenues	$-	$495,578	$1,138,036	$1,633,614
Internal Revenues	375,000			375,000
Segment Revenues	375,000	495,578	1,138,036	2,008,614

Cost of Goods Sold	-	374,274	209,208	583,482

Gross Profit	375,000	121,304	928,828	1,425,132

Selling, General, and Administrative	143,365	201,155	979,803	1,324,323

Subtotal	231,635	(79,851)	(50,975)	100,809

Loss on change in fair value of derivative liabilities	(7,478,664)			(7,478,664)
Depreciation	(3,806)	(10,096)	(15,000)	(28,902)
Amortization	(29,573)	-	-	(29,573)
Interest	(39,028)	-	(389)	(39,417)

Net Income (Loss)	(7,319,436)	(89,947)	(66,364)	(7,475,747)

Intersegment Adjustments	(375,000)	75,000	300,000	-

	$(7,694,436)	$ (14,947)	$233,636	$(7,475,747)

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

OPERATING INCOME

Operating income increased to $41,946 during the three months ended March 31, 2006, compared to an operating loss of ($586,875) for the three months ended March 31, 2005 for a net improvement of $628,821. The improvement in operating income was primarily related to improved operating conditions for our retail wireless subsidiary due to increased sales of Metro PCS products and services. In addition the inclusion of business relating to the acquisition of See World Satellites not included in the 2005 financial statements also helped improve our operating income.

NET INCOME/LOSS

Net loss increased to ($7,475,747) for the three months ended March 31, 2006 compared to a net loss of ($770,987) during the three months ending March 31, 2005. The increase in net loss was primarily related to the inclusion of a $7,478,664 fair value expense related to derivative accounting.

INTEREST EXPENSE

Interest expense decreased $145,083, to $39,029 for the three months ended March 31, 2006, as compared to $184,112 for the three months ended March 31, 2005. The decrease in year over year interest expenses is related to reduced financing costs and fees incurred on promissory notes incurred during the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our requirements for capital are to (i) pay down debt,(ii)fund possible acquisitions, and (iii) provide working capital and funds to expand our current business. Our primary source of financing during the three months ended March 31, 2006 include cash received from the issuance of common stock and cash generated from operations.

As of March 31, 2006, our Current Assets were $1,053,500 and Current Liabilities were $3,887,343. Our Current Liabilities consist mainly of $1,238,321 of convertible debentures, $2,397,048 of current portion of notes payable to related parties, accounts payable and accrued expenses of $238,886, current installments of long term debt equipment loans of $13,088 and long term debt equipment loans, less current installments of $2,851. Our total liabilities included 9,332,605 in fair value derivative liability and $1,750,000 Long-term debt to related parties, less current installments.

At March 31, 2006, we had cash available of $124,801, accounts receivable of $136,713, inventory of $212,807, property and equipment net of accumulated depreciation of $389,762, prepaid expenses and current assets of $79,179, restricted cash of $500,000, deposits of $17,182, unamortized discount on convertible debt of $351,927, unamortized debt issuance costs of $118,291and Goodwill of $5,177,696 for total assets of $7,123,358.

During the three month period ended March 31, 2006, we generated cash of $209,019 in operating activities as compared to the three month period ended March 31, 2005, where we used $368,313 in cash for operating activities. Net cash provided by financing activities for the three months ended March 31, 2006 and 2005 of $392,803 and $446,164, respectively. Accumulated deficit increased to ($19,411,340) at March 31, 2006 from ($11,935,593) at December 31, 2005. Stockholders equity decreased to ($7,849,441) at March 31, 2006 from ($1,636,955) at December 31, 2005 for a net change of ($6,212,486) primarily related to changes in fair value derivatives expenses.

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

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during the first quarter covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with the restatement and the filing of this Form 10-QSB/A, our management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the re-evaluation, the Chief Executive Officer/Interim Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective. Specifically, our Chief Executive Officer/Interim Chief Financial Officer evaluated the effects of EITF 00-19, FASB Statement 133 and APB 14 relating to the issuance of certain warrants now considered derivatives. Even though our Chief Executive Officer/Interim Chief Financial Officer believed that our controls and procedures were effective and that the initial treatment of warrants was correct based on our findings at the time, upon further review and consultations with industry professionals, management determined that in order to be compliant with GAAP accounting it would be necessary to restate certain financials to include fair value accounting of certain outstanding warrants now considered derivatives. Management believes that its controls and procedures are effective and the restatement is due to complex and evolving changes to accounting methods relating to derivatives.

Despite the restatement, as of April 27, 2007, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FTS GROUP, INC.

/s/ Scott Gallagher ------------------------- Scott Gallagher Chief Executive Officer and Interim Chief Financial Officer (Principal Accounting Officer) April 30, 2007