Form 10QSB/A
period 2006-06-30
FTS GROUP, INC.
filed 2007-04-30
CIK 1062663

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

Nevada 84-1416864 ---------- -------------- (State or Other Jurisdiction of (I.R.S. Employer Incorporation or Organization) Identification No.)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

Assets	2006	2005
	(restated)	(restated
Current assets:
Cash and cash equivalents	$37,558	$243,079
Restricted cash	500,000	560,000
Accounts receivable	128,583	12,201
Inventories	418,917	33,180
Prepaid expenses and current assets	102,307	474,683
Total current assets	1,187,365	1,323,143

Property and equipment, net of accumulated depreciation	358,767	208,210
Unamortized discount on convertible debt	315,231	380,690
Unamortized debt issuance costs	88,718	46,313
Investment in private entity	26,179	-
Goodwill	5,177,696	-
Deposits	17,182	16,139
Total assets	$7,171,138	$1,974,495

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$248,470	$468,185
Current portion of notes payable to related parties	2,389,586	80,850
Convertible debentures	1,238,321	782,961
Current installments of long-term debt-equipment loans	9,896	-
Total current liabilities	3,886,273	1,331,996

Fair value of derivative liabilities	2,506,816	1,849,366
Convertible debentures	-	430,088
Long-term debt to related parties, less current installments	1,500,000	-
Long-term debt equipment loans, less current installments	1,670	-
Total liabilities	7,894,759	3,611,450

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Convertible preferred stock, Series B, $0.01 par value:
1,000,000 Shares authorized, issued and outstanding at June 30,2006	10,000	-
Common stock, $.001 par value. Authorized 150,000,000 shares:
126,137,469 shares issued and outstanding at June 30, 2006,
102,098,756 shares issued and outstanding at December 31, 2005.	126,137	102,099
Additional paid-in capital	11,727,949	10,196,539
Accumulated deficit	(12,561,874)	(11,935,593
	(697,788)	(1,636,955
Deferred stock compensation	(25,833)	-

Total stockholders' equity	(723,621)	(1,636,955

Total liabilities and stockholders' equity	$7,171,138	$1,974,495

See accompanying notes to consolidated financial statements.	-

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(restated)	(restated)	(restated)	(restated)
REVENUES
Service Revenue-See World Satellites, Inc.	$1,192,055	$-	$2,330,091	$-
Product Retail Sales-FTS Wireless, Inc.	441,337	346,730	936,915	650,700
	1,633,392	346,730	3,267,006	650,700

COST OF GOODS SOLD
Service-See World Satellites, Inc.	124,255	-	333,463	-
Product-FTS Wireless, Inc.	348,255	259,868	722,529	395,386
	472,510	259,868	1,055,992	395,386

GROSS PROFIT
Service-See World Satellites, Inc.	1,067,800	-	1,996,628	-
Product-FTS Wireless, Inc.	93,082	86,862	214,386	255,314
	1,160,882	86,862	2,211,014	255,314

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses	1,066,642	272,281	2,074,828	1,027,608
	1,066,642	272,281	2,074,828	1,027,608

INCOME (LOSS) FROM OPERATIONS	94,240	(185,419)	136,186	(772,294

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	6,825,789	-	(652,875)	-
Interest	(70,563)	(5,636)	(109,592)	(189,748
	6,755,226	(5,636)	(762,467)	(189,748

NET INCOME (LOSS)	$6,849,466	$(191,055)	$(626,281)	$(962,042

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	105,776,228	56,311,628	107,195,939	52,020,779

Diluted	117,396,392	56,311,628	120,862,553	52,020,779

NET LOSS PER COMMON SHARE:
Basic	$0.06	($0.00)	($0.01)	($0.02

Diluted
	$0.06	($0.00)	$0.00	($0.02
See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$(626,281)	$(962,042
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	193,914	18,076
Common shares issued for services	98,400	294,350
Amortization of debt discount	-	188,393
Amortization of deferred stock compensation	3,667	-
Change in fair value of derivative liabilities	652,875	-
(Increase) decrease in operating assets:
Accounts receivable	(30,624)	(118,010
Inventories	(241,193)	(29,877
Prepaid expenses	354,182	30,655
Other assets	(1,043)	(1,000
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(326,475)	98,101
Net cash used in operating activities	77,422	(481,354

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.	(206,100)	-
Investment in private entity	(26,179)	-
Capital expenditures for property and equipment	(75,481)	(107,537
Proceeds from funding restricted for investment in acquisition	(440,000)	-
Release of restriction on funding proceeds for investment in acquisition	560,000	-
Payment to See World Satellites, Inc. acquisition	(500,000)	-
Net cash used in investing activities	(687,760)	(107,537

Cash flows from financing activities:
Proceeds from issuance of stock	413,964	844,460
Proceeds from convertible debentures	30,000	-
Proceeds from stock issued under equity line	-	325,078
Proceeds from note payable to Dutchess Advisors	-	500,000
Proceeds from notes payable related parties	635,002	-
Repayments of notes payable-truck loans	(9,087)	-
Repayments of note payable to Dutchess Advisors	-	(861,022
Repayments of debenture loan	-	(26,876
Repayments of notes payable to individuals	-	(34,000
Repayment of loans from related parties	(665,062)	(161,682
Net cash provided by financing activities	404,817	585,958

Net decrease in cash	(205,521)	(2,933

Cash at beginning of year	243,079	7,949
Cash at end of year	$37,558	$5,016

Supplemental schedule of cash flow information:
Interest paid	$4,524	93,133

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$-	51,016

Acquisition of See World Satellites, Inc.
Final negotiated purchase price of 100% of See World Satellites, Inc. stock	$5,500,000
Amount financed through formal promissory note	(3,500,000)
Paid in preferred stock of FTS Group, Inc.	(1,000,000)
Due upon contact execution completion-restricted cash at 3/31/2006	(500,000)
Cash paid for See World Satellites, Inc. acquisition	$500,000

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

PROPERTY, EQUIPMENT, AND DEPRECIATION

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

(2)  RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2005 to amend and restate the accounting for derivatives issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. Upon further review of accounting issues, statements and pronouncements by the APB (Accounting Principals Board), FASB (Financial Accounting Standards Board) and EITF (Emerging Issues Task Force) the Company identified the need to include fair value accounting of certain warrants, considered to be derivatives in order to be compliant with GAAP (Generally Accepted Accounting Principals) accounting in its quarterly and annual financial statements. For this reason the Company is, in addition to restating its 2005 annual report filed on form 10KSB/A, restating its form 10QSB for the period ended June 30, 2006 to include fair value derivative accounting and reclassification of certain other financial items.

The restatement will also reclassify the restricted portion of cash to a separate line item on the Balance Sheet with a corresponding correction to the Statement of Cash Flows to reflect the restriction.

There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholder’s equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Restatement of previously Issued Quarterly Data (Unaudited)

		As
		previously	Restatement	As
		reported	adjustments	restated

Six months ended June 30, 2006
Interest income (expense)		$(74,068)	$(35,524)	$(109,592)
Change in fair value of derivative liabilities		$-	$(652,875)	$(652,875)
Total other income (expenses)		$(74,068)	$(688,399)	$(762,467)
Net income (loss)		$62,118	$(688,399)	$(626,281)

	As	2005	2006
	previously	Restatement	Restatement	As
	reported	adjustments	adjustments	restated

June 30, 2006
Investments	$-	$-	$26,179	$26,179
Prepaid expenses	$154,319	$-	$(52,012)	$102,307
Accounts payable and accrued expenses	$212,946	$-	$35,524	$248,470
Fair value of derivative liabilities	$-	$-	$2,506,816	$2,506,816
Additional paid-in capital	$11,952,059	$(219,535)	$(4,575)	$11,727,949
Accumulated deficit	$(10,243,644)	$(1,629,831)	$(688,399)	$(12,561,874)
Deferred Compensation	$-	$-	$25,833	$25,833

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

As discussed in footnote #2, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion if the allocation is being reclassified to liability with an adjustment each reporting date to mark the liability to market.
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

(6)  PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following at June 30, 2006 and December 31, 2005:

	Years	2006	2005
Leasehold Improvements	5	$189,878	$180,937
Furniture and Fixtures	5	$124,208	$54,208
Equipment	3-5	$81,942	$20,890
Vehicles	3	$303,655	$11,927

Total property and equipment		$701,164	$267,962
Less: accumulated depreciation		($342,397)	($59,752)

Net property and equipment		$358,767	$208,210

Depreciation expense for the six months ended June 30, 2006 and June 30, 2005 was $61,378 and $18,076

(7)  OPERATING LEASES

The Company leases real property for its nine retail locations. Four of the locations have lease terms ranging from three months to three years while five locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Year Ending	Annual Payments
2006	$54,846
2007	$72,026
2008	$30,678
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

	2005	2005
	Underlying Shares	Exercise Price
Warrants issued during 2000	1,036,000	$1.50
Warrants issued during 2004 (10% Warrant Dividend)	3,000,000	$.25
Warrants issued during 2004 and 2005, A Warrants	15,431,250 --------------	.045 ----------------

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

As discussed in footnote #2, a restatement was necessary as the $219,535 allocated to warrants was initially classified as equity. Due to an insufficient number of authorized and unissued shares available at the date of the issue to cover complete conversion, the warrant portion of the allocation is being reclassified to liability with an adjustment each reporting date to mak the liability to market.

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

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $5,500,000 had been allocated at follows:

Current assets	$185,850
Property and Equipment, net	$136,454
Goodwill	$5,177,696
$5,500,000
===========

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

THREE MONTH PERIOD ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS
ENDED JUNE 30, 2005 RESULTS OF OPERATIONS

SEGMENT RESULTS FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2006

Three Months Ended June 30, 2006					Six Months Ended June 30,2006
	FTS	FTS	See		FTS	FTS	See
	Group	Wireless	World		Group	Wireless	World
	Inc.	Inc.	Satellites	Total	Inc.	Inc.	Satellites	Total
External Revenues	$-	$441,337	$1,192,055	$1,633,392	$-	$936,915	$2,330,091	$3,267,006
Internal Revenues	375,000	-	-	375,000	750,000			750,000
Segment Revenues	375,000	441,337	1,192,055	2,008,392	750,000	936,915	2,330,091	4,017,006
	-	-	-	-
Cost of Goods Sold	-	348,255	124,255	472,510	-	722,529	333,463	1,055,992

Gross Profit	375,000	93,082	1,067,800	1,535,882	750,000	214,386	1,996,628	2,961,014
	-	-	-	-
Selling, General,	-	-	-	-
and Administrative	208,768	205,429	965,785	1,379,982	352,134	406,584	1,945,588	2,704,306

Subtotal	166,232	(112,347)	102,015	155,900	397,866	(192,198)	51,040	256,708

Change in fair value derivatives	6,825,789	-	-	6,825,789	(652,874)	-	-	(652,874)
Depreciation	(7,307)	(10,169)	(15,000)	(32,476)	(11,113)	(20,265)	(30,000)	(61,378)
Amortization	(29,572)	-	-	(29,572)	(59,145)	-	-	(59,145)
Interest	(69,887)	-	(288)	(70,175)	(108,915)	-	(677)	(109,592)

Net Income (Loss)	6,885,255	(122,516)	86,727	6,849,466	(434,181)	(212,463)	20,363	(626,281)
	-	-	-	-
Intersegment Adjustments	(375,000)	75,000	300,000	-	(750,000)	150,000	600,000	-

	$6,510,255	$(47,516)	$386,727	6,849,466	$(1,184,181)	$(62,463)	$620,363	$(626,281)

SALES REVENUE

CONSOLIDATED

For the three months ended June 30, 2006, overall sales increased $1,286,662 or 371.1%, to $1,633,392, as compared to $346,730 for the three months ended June 30, 2005. For the six months ended June 30, 2006 sales increased to $3,267,006 from $650,700 during the same period in 2005. The overall increase in total sales revenue for the three and six month period was primarily related to the acquisition of See World Satellites, Inc. completed in the first quarter of this year and continued increases in acceptance of Metro PCS at FTS Wireless..

SEE WORLD SATELLITES, INC.

For our wholly owned subsidiary See World Satellites, Inc. revenue was $2,330,091 for the six months ended June 30, 2006. See World generated 73.0% of our total sales for the three months ended June 30, 2006 or $1,192,055. We have no comparable figures for the three months ended June 30, 2005. Our sales revenue for See World is primarily generated from the sale, service and installations of DISH satellite television systems.

FTS WIRELESS, INC.

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

NET INCOME/LOSS

Net income increased $7,040,521 to $6,849,466 for the three months ended June 30, 2006 compared to a net loss of ($191,055) during the three months ending June 30, 2005. The increase in net income was primarily related to an increase in revenue of $1,192,055 from our new wholly-owned subsidiary See World and gains associated with derivative fair value calculations. Net loss for the six month ended June 30, 2006 improved by $335,761 to ($626,281) compared to a net loss of ($962,042) for the period ended June 30, 2005. The improvement in net loss was primarily related to an increase in revenue of $2,330,091 from our new wholly-owned subsidiary See World and derivative fair value calculations.

INTEREST EXPENSE

Interest expense increased $64,927 to $70,563 for the three months ended June 30, 2006, as compared to $5,636 for the three months ended June 30, 2005. The increase in interest expense is related to an increase in interest expenses from a private placement closed on December 29, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our requirements for capital are to:

o pay down debt,

o fund possible acquisitions, and

o provide working capital and funds to expand our current business.

Our primary source of financing during the three months ended June 30, 2006 includes cash received from the issuance of common stock and cash generated from operations.

As of June 30, 2006, our Current Assets were $1,187,365 consisting of $37,558 in cash, $500,000 in restricted cash, $418,917 in inventories, $128,583 of accounts receivables and $102,307 of prepaid expenses and current assets. Current Liabilities were $3,886,273, consisting of $2,389,586 for the current portion of notes payable to a related party, $1,238,321 of convertible debentures, $248,470 in accounts payable and accrued expenses and $9,896 of long term debt-equipment loans.

At June 30, 2006, we had total assets of $7,171,138 consisting of, in addition to the assets described above, Goodwill of $5,177,696, property and equipment, net of accumulated depreciation of $358,767, Unamortized discount of convertible debt of $315,231, unamortized debt issuance costs $88,718 and deposits of $17,182.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.

    Number                                                Description of Exhibit

2.1 Agreement and Plan of Merger between Company and FTS Apparel, Inc. dated December 23, 2003 (included as Attachment A to the Definitive Proxy on Form DEF 14A filed January 9, 2004, and incorporated herein by reference).

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