Form 10QSB/A
period 2006-09-30
FTS GROUP, INC.
filed 2007-05-01
CIK 1062663

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

Nevada 84-1416864 ------------ --------------- (State or Other Jurisdiction of (I.R.S. Employer Incorporation or Organization) Identification No.)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Assets	2006	2005
Current assets:	(restated )	(restated)
Cash and cash equivalents	$25,356	$243,079
Restricted cash	-	560,000
Accounts receivable	170,150	12,201
Inventories	369,876	33,180
Prepaid expenses and current assets	117,042	474,683
Total current assets	682,424	1,323,143

Property and equipment, net of accumulated depreciation	340,604	208,210
Unamortized discount on convertible debt	278,535	380,690
Unamortized debt issuance costs	59,145	46,313
Investment in private entity	59,339	-
Goodwill	5,177,696	-
Deposits	17,182	16,139
Total assets	$6,614,925	$1,974,495

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$218,923	$468,185
Current portion of notes payable to related parties	1,830,895	80,850
Convertible debentures	1,238,321	782,961
Current installments of long-term debt-equipment loans	7,618	-
Total current liabilities	3,295,757	1,331,996

Fair Value of derivative liabilities	2,190,851	1,849,366
Convertible debentures	-	430,088
Long-term debt to related parties, less current installments	1,250,000	-
Long-term debt equipment loans, less current installments	620	-
Total liabilities	6,737,228	3,611,450

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Convertible preferred stock, Series B, $0.01 par value:
1,000,000 Shares authorized, issued and outstanding at September 30,2006	10,000	-
Common stock, $.001 par value. Authorized 150,000,000 shares:
131,737,469 shares issued and outstanding at September 30, 2006,
102,098,756 shares issued and outstanding at December 31, 2005.	131,737	102,099
Additional paid-in capital	11,973,568	10,196,539
Accumulated deficit	(12,214,275)	(11,935,593)
	(98,970)	(1,636,955)
Deferred stock compensation	(23,333)	-

Total stockholders' equity	(122,303)	(1,636,955)

Total liabilities and stockholders' equity	$6,614,925	$1,974,495

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
	(restated)		(restated)
REVENUES
Service Revenue-See World Satelltites, Inc.	$1,233,984	$-	$3,564,075	$-
Product Retail Sales-FTS Wireless, Inc.	411,263	283,505	1,348,179	934,096
	1,645,247	283,505	4,912,254	934,096

COST OF GOODS SOLD
Service-See World Satelltites, Inc.	161,206	-	494,669	-
Product-FTS Wireless, Inc.	369,548	216,971	1,092,078	612,356
	530,754	216,971	1,586,747	612,356

GROSS PROFIT
Service-See World Satelltites, Inc.	1,072,778	-	3,069,406	-
Product-FTS Wireless, Inc.	41,715	66,534	256,101	321,740
	1,114,493	66,534	3,325,507	321,740

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses	1,008,030	245,388	3,082,858	1,271,665
	1,008,030	245,388	3,082,858	1,271,665

INCOME (LOSS) FROM OPERATIONS	106,463	(178,854)	242,649	(949,925)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	315,966	-	(336,909)	-
Interest	(74,828)	(491)	(184,420)	(190,238)
	241,138	(491)	(521,329)	(190,238)

NET INCOME (LOSS)	$347,601	$(179,345)	$(278,680)	$(1,140,163)

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	114,977,066	56,982,202	112,767,697	53,952,681

Diluted	117,230,110	56,982,202	122,383,360	53,952,681

NET LOSS PER COMMON SHARE:
Basic	$0.00	($0.00)	($0.00)	($0.02)

Diluted	$0.00	($0.00)	($0.00)	($0.02)
See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

	2006	2005
	(restated)
Cash flows from operating activities:
Net income (loss)	$(278,680)	$(1,140,163)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	291,042	26,980
Common shares issued for services	98,400	294,350
Amortization of debt discount	-	188,393
Amortization of deferred stock compensation	6,667	-
Change in fair value of derivative liabilities	336,909	-
(Increase) decrease in operating assets:
Accounts receivable	(72,191)	(77,561)
Inventories	(192,152)	(23,688)
Prepaid expenses	338,947	30,030
Other assets	(1,043)	(1,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(356,808)	160,028
Net cash used in operating activities	171,091	(542,631)

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.	(206,100)	-
Investment in private entity	(59,339)	-
Capital expenditures for property and equipment	(88,177)	(119,629)
Proceeds from funding restricted for investment in acquisition	(440,000)	-
Release of restriction on funding proceeds for investment in acquisition	1,060,000	-
Payment to See World Satellites, Inc. acquisition from escrowed amounts	(1,000,000)	-
Net cash used in investing activities	(733,616)	(119,629)

Cash flows from financing activities:
Proceeds from issuance of stock	665,964	844,460
Proceeds from convertible debentures	30,000
Proceeds from stock issued under equity line	-	325,078
Proceeds from note payable to Dutchess Advisors	-	500,000
Proceeds from notes payable related parties	635,002	70,661
Repayments of notes payable-truck loans	(12,411)	-
Repayments of note payable to Dutchess Advisors	-	(861,022)
Repayments of debenture loan	-	(26,876)
Repayments of notes payable to individuals	-	(34,000)
Repayment of loans from related parties	(973,753)	(161,682)
Net cash provided by financing activities	344,802	656,619

Net decrease in cash	(217,723)	(5,641)

Cash at beginning of year	243,079	7,949
Cash at end of year	$25,356	$2,308

Supplemental schedule of cash flow information:
Interest paid	$4,524	$44,566

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$8,085	$73,617

Stock issued as loan inducements	$-	$38,462

Stock issued in payment of accounts payable and accrued expenses	$-	$77,365

Acquisition of See World Satellites, Inc.
Final negotiated purchase price of 100% of See World Satellites, Inc. stock	$5,500,000
Amount financed through formal promissory note to Richard Miller	(3,500,000)
Paid in preferred stock of FTS Group, Inc.	(1,000,000)
Cash down payment for See World Satellites, Inc.	$1,000,000

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

ADVERTISING COSTS

The cost of advertising is expensed as incurred. Advertising expense was $74,629 and $9,091 for the nine months ended September 30, 2006 and 2005 respectively.

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

The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•
Estimating the fair value of the Company's complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133)

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company frequently enters into certain other financial instruments and contracts, such as debt financing arrangements, preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the Company's financial statements.

The Company estimates fair values of derivative financial instruments using various techniques, and combinations thereof, that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), the Company considers, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest-rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company's trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's income will reflect the volatility in these estimate and assumption changes.

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

(2)  RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2005 to amend and restate the accounting for derivatives issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. Upon further review of accounting issues, statements and pronouncements by the APB (Accounting Principals Board), FASB (Financial Accounting Standards Board) and EITF (Emerging Issues Task Force) the Company identified the need to include fair value accounting of certain warrants, considered to be derivatives in order to be compliant with GAAP (Generally Accepted Accounting Principals) accounting in its quarterly and annual financial statements. For this reason the Company is, in addition to restating its 2005 annual report filed on form 10KSB/A, restating its form 10QSB for the period ended September 30, 2006 to include fair value derivative accounting and reclassification of certain other financial items.

The restatement will also reclassify the restricted portion of cash to a separate line item on the Balance Sheet with a corresponding correction to the Statement of Cash Flows to reflect the restriction.

There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholder’s equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Restatement of previously Issued Quarterly Data (Unaudited)

		As
		previously	Restatement	As
		reported	adjustments	restated

Nine months ended September 30, 2006
Interest income (expense)		$(110,980)	$(73,440)	$(184,420
Change in fair value of derivative liabilities		$-	$(336,909)	$(336,909
Total other income (expenses)		$(110,980)	$(410,349)	$(521,329
Net income (loss)		$131,669	$(410,349)	$(278,680

	As	2005	2006
	previously	Restatement	Restatement	As
	reported	adjustments	adjustments	restated

September 30, 2006
Investments	$-	$-	$59,339	$59,339
Prepaid expenses	$199,714	$-	$(82,672)	$117,042
Accounts payable and accrued expenses	$145,483	$-	$73,440	$218,923
Fair value of derivative liabilities	$-	$-	$2,190,851	$2,190,851
Accumulated deficit	$(10,174,095)	$(1,629,831)	$(410,349)	$(12,214,275
Deferred Compensation	$-	$-	$23,333	$23,333

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

(6)  PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following at September 30, 2006 and December 31, 2005:

	Years	2006	2005
Leasehold Improvements	5	$189,878	$180,937
Furniture and Fixtures	5	$128,535	$54,208
Equipment	3-5	$81,942	$20,890
Vehicles	3	$313,505	$11,927

Total property and equipment		$713,860	$267,962
Less: accumulated depreciation		$373,255	($59,752)

Net property and equipment		$340,604 =======	$208,210 =======

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

Future minimum payments due on the non-cancelable leases are as follows:

Year Ending	Annual Payments
2006	$25,380
2007	$72,026
2008	$30,678
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

PREFERRED STOCK

The Company's Articles of Incorporation, as amended, vest its Board of Directors with authority to divide the Company's Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation in respect to, among other things, (i) the number of shares to constitute such series and the distinctive designations thereof; (ii) the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue; (iii) whether Preferred Stock may be redeemed and, if so, the redemption price and the terms and conditions of redemption; (iv) the liquidation preferences payable on Preferred Stock in the event of involuntary or voluntary liquidation; (v) sinking fund or other provisions, if any, for redemption or purchase of Preferred Stock; (vi) the terms and conditions by which Preferred Stock may be converted, if the Preferred Stock of any series are issued with the privilege of conversion; and (vii) voting rights, if any. A total of 150,000 shares were designated Series A Preferred Stock, however, none are outstanding. All Series A shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of the Company's net profits, also payable in cash. The Company may redeem this Preferred Stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

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

The table below summarizes the A and B warrants outstanding as of September 30, 2006 relating to the financing closed on December 29, 2005.

	2005	2005
	Underlying	Exercise
	Shares	Price

Warrants issued in December 2005/2006
A Warrants	46,465,550	$.02868
B Warrants	11,774,437	$.0239
B Warrants (New)	11,458,338	$.04

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

(11)  SEE WORLD ACQUISITION

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

(13)  STOCK BASED COMPENSATION

The disclosures required by paragraph 84 of SFAS 123 ( R ) are stated below, although the Company had not granted any options since 2001 to the September 30, 2006, and options to purchase 598,000 shares of the Company have not been exercised:

	2005	2004
Net Income/ (Loss) as reported	($3,627,067)	($2,328,353
Basic and diluted earnings per share as reported	($.04)	($.08
Share-based employee compensation cost net of related tax effects included in net income as reported	-	-
Share-based employee compensation cost net of related tax effects that would have been included in the net income if the fair-value based method had been applied to all awards	-	-
Pro-forma net income as if the fair-value method had been applied to all awards	($3,627,067)	($2,328,353
Pro-forma basic and diluted earnings per share as if the fair-value based method had been applied to all awards.	($.06)	($.08

(14)  SUBSEQUENT EVENTS

In October and November 2006 the Company paid $117,382 relating to an outstanding note with Mr. Richard Miller. These payments extinguished the outstanding note that was due January 3, 2007. In October the Company issued 4,875,000 shares to investors relating to warrant exercises. The warrants were exercised at $0.045 for proceeds of  $219,375. On October 3, 2006 the Company announced that it had acquired a 25% stake in Elysium Internet. Elysium is a start-up venture generating minimal revenue at this point. In addition on October 20, 2006 the Company held its 2006 annual meeting. At the meeting two proposals were passed by the stockholders of the Company. The stockholders re-elected the Company's two directors Scott Gallagher and David Rasmussen. The stockholders also approved an increase in the amount of authorized shares from 150,000,000 to 855,000,000. The results were as follows:

1. Election of Directors:

	For	Against	Abstain
Scott Gallagher	76,600,556	0	140,000
David Rasmussen	76,565,556	0	175,000

2. Proposal to increase the Company's authorized shares of common stock from 150 million shares to 855 million shares.

For	74,815,571
Against	1,918,985
Abstain	5,200

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2005 RESULTS OF OPERATIONS
SEGMENT RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTMEBER 30,2006

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	FTS	FTS	See		FTS	FTS	See
	Group	Wireless	World		Group	Wireless	World
	Inc.	Inc.	Satellites	Total	Inc.	Inc.	Satellites	Total
Revenues
External	$-	$411,263	$1,233,984	$1,645,247	$-	$1,348,178	$3,564,075	$4,912,253
Internal	375,000	-	-	375,000	1,125,000			1,125,000
Segment Revenues	375,000	411,263	1,233,984	2,020,247	1,125,000	1,348,178	3,564,075	6,037,253

Cost of Goods Sold	-	369,549	161,206	530,755	-	1,092,078	494,669	1,586,747

Gross Profit	375,000	41,714	1,072,778	1,489,492	1,125,000	256,100	3,069,406	4,450,506

Selling, General & Administrative
External	143,173	103,053	701,369	947,595	495,307	359,637	2,046,957	2,901,901
Internal	-	75,000	300,000	375,000	-	225,000	900,000	1,125,000
Segment S, G, & A	143,173	178,053	1,001,369	1,322,595	495,307	584,637	2,946,957	4,026,901

Subtotal	231,827	(136,339)	71,409	166,897	629,693	(328,537)	122,449	423,605

Change in fair value of derivatives	315,964	-	-	315,964	(336,910)	-	-	(336,910)
Depreciation	(5,556)	(10,303)	(15,000)	(30,859)	(16,669)	(30,568)	(45,000)	(92,237)
Amortization	(29,573)	-	-	(29,573)	(88,718)	-	-	(88,718)
Interest	(74,612)	-	(216)	(74,828)	(183,527)	-	(893)	(184,420)

Net Income (Loss)	438,050	(146,642)	56,193	347,601	3,869	(359,105)	76,556	(278,680)

Intersegment Adjustments	(375,000)	75,000	300,000	-	(1,125,000)	225,000	900,000	-

	$63,050	$(71,642)	$356,193	$347,601	$(1,121,131)	$(134,105)	$976,556	$(278,680)

SALES REVENUE

CONSOLIDATED

For the three months ended September 30, 2006, consolidated sales increased $1,361,742 or 480%, to $1,645,247, as compared to $283,505 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 consolidated sales increased to $4,912,253 from $934,096 during the same period in 2005. The increase in year to date consolidated sales is related to the inclusion of results of See World Satellites not included in the prior years results as well as a year to date increase in sales at FTS Wireless of 44%.

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

SEE WORLD SATELLITES

For the three months ended September 30, 2006, See World generated sales of $1,233,984. See World generated approximately 75.0% of our consolidated sales for the three months ended September 30, 2006. For the nine months ended September 30, 2006 See World generated sales of $3,564,075 which accounted for approximately 73% of our consolidated sales for the period. Our sales revenue for See World Satellites, Inc. is primarily generated from the sale, service and installations of DISH Network satellite television systems. Since See World was acquired in January 2006 we do not have year over year comparisons.

COST OF GOODS SOLD

CONSOLIDATED

For the three months ended September 30, 2006, consolidated cost of goods sold increased by $313,783 to $530,754, as compared to $216,971 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 cost of goods sold increase by $974,391 to $1,586,747 as compared to $612,356 for the nine months ending September 30, 2005.

FTS WIRELESS

For the three months ended September 30, 2006, FTS Wireless reported an increase in cost of goods sold of $152,577 to $369,548 when compared to cost of goods sold of $216,971 for the three months ended September 30, 2005. FTS Wireless reported an increase in cost of goods sold for the nine months ended September 30,2006 of $479,722 to $1,092,078 when compared to $612,356 for the three months ended September 30, 2005. The increase in cost of goods sold for both periods is primarily related to increased pricing and purchases of wireless handsets and related products.

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

FTS WIRELESS

For the three months ended September 30, 2006, FTS Wireless' gross profit decreased by $24,820 to $41,715 when compared to gross profit of $66,534 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, FTS Wireless' gross profit decreased by $65,640 to $256,100 when compared to gross profits of $321,740 for the nine months ended September 30, 2005. The decrease in gross profits is primarily related to reduced margins on sales on Metro PCS handsets when compared to the higher margin post-pay products. However, with Metro PCS we do not have any ongoing charge back exposure.

SEE WORLD SATELLITES

For the three months ended September 30, 2006, See World reported gross profits of $1,072,778. For the three months ended September 30, 2006 we reported gross profits of $3,069,406. Since See World was acquired in January of 2006, we do not have year over year comparisons in gross profits for See World.

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

NET INCOME

Net income increased by $526,946 to $347,601 for the three months ended September 30, 2006 compared to a net loss of ($179,345) during the three months ending September 30, 2005. The increase in net income was primarily related to an increase in revenue of $1,233,984 from our new wholly-owned subsidiary See World Satellites, inc. not included in the prior years results and an increase of $315,966 relating to fair value calculations. Net income for the nine month ended September 30, 2006 increased to a net loss of $278,680 compared to a net loss of $1,140,163 for a net improvement of $861,483. The increase in net income was primarily related to an increase in revenue of $3,564,075 from our wholly-owned subsidiary See World Satellites, Inc. not included in the prior years results.

INTEREST EXPENSE

Interest expense increased $74,337 to $74,828 for the three months ended September 30, 2006, as compared to $491 for the three months ended September 30, 2005. The year over year increase in interest expenses is related to an increase in interest expenses from a private placement closed on December 29, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our requirements for capital are to:

o pay down debt,

o fund possible acquisitions, and

o provide working capital and funds to expand our current business.

Our primary source of financing during the three months ended September 30, 2006 includes cash received from the issuance of common stock and cash generated from operations.

As of September 30, 2006, our current assets were $682,424 consisting of $25,356 in cash, $369,876 in inventories, $170,150 of accounts receivables and $117,042 of prepaid expenses and current assets. Current liabilities were $3,295,757, consisting of $1,238,321 of convertible debentures, $1,830,895 of notes payable to related parties, $218,923 in accounts payable and accrued expenses and $7,618 of long term debt-equipment loans.

At September 30, 2006, we had total assets of $6,614,925 consisting of, in addition to the assets described above, Goodwill of $5,177,696, property and equipment, net of accumulated depreciation of $340,604, unamortized discount of convertible debt of $278,535, unamortized debt issuance costs $59,145 and deposits of $17,182.

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

Number      Description of Exhibits

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

3.2 Bylaws (included as Attachment C to the Definitive Proxy on Form DEF 14A filed January 9, 2004, and incorporated herein by reference).

4.1 Form of Certificate for Common Shares (included as exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by this reference).

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

FTS GROUP, INC.

/s/ Scott Gallagher --------------------- Scott Gallagher Chief Executive Officer and Interim Chief Financial Officer (Principal Accounting Officer) May 1, 2007