Form 10QSB
period 2007-03-31
FTS GROUP, INC.
filed 2007-05-21
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB
(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________ TO __________

COMMISSION FILE NUMBER 000-24829
FTS GROUP, INC.
(exact name of small business issuer as specified in its charter)

Nevada	84-1416864
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of March 31, 2007 we had 154,784,894 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 AND DECEMBER 31, 2006

Assets	2007	2006
Current assets:
Cash and cash equivalents	$57,617	$115,056
Restricted cash	-	-
Accounts receivable	18,374	130,025
Inventories, net	328,729	373,734
Prepaid expenses and current assets	343,134	247,686
Total current assets	747,854	866,501

Property and equipment, net of accumulated depreciation	277,351	303,641
Unamortized discount on convertible debt	342,036	232,925
Unamortized debt issuance costs	-	29,573
Investments	114,734	92,505
Goodwill	5,177,696	5,177,696
Deposits	16,482	16,482
Total assets	$6,676,153	$6,719,323

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$$581,807	$548,707
Current portion of notes payable to related parties, net of discount	1,925,111	1,820,215
Convertible debentures-current portion	1,165,474	1,238,321
Current installments of long-term debt-equipment loans	2,994	4,824
Total current liabilities	$3,675,386	3,612,067

Fair value of derivative liabilities	392,785	453,039
Convertible debentures		-
Long-term debt to related parties, less current installments	750,000	1,000,000
Total liabilities	$4,818,171	5,065,106

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value: 4,850,000 undesignated
shares authorized, none issued.	-	-
Convertible preferred stock, Series B, $0.01 par value:
1,000,000 shares authorized, issued and outstanding at March 31, 2007.	10,000	10,000
Common stock, $0.001 par value: 855,000,000 shares authorized:
154,784,894 shares issued and outstanding at March 31, 2007.
137,650,469 shares issued and outstanding at December 31, 2006.	154,785	137,650
Additional paid-in capital	12,532,621	12,231,626
Accumulated deficit	(10,821,091)	(10,704,226)
Total stockholders' equity	1,876,315	1,675,050

Commitments and contingent liabilities	(18,333)	(20,833)

Total liabilities and stockholders' equity	$6,676,153	$6,719,323

See accompanying notes to condensed consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
		(Restated)

REVENUES
Service Revenue-See World Satelltites, Inc.	$1,098,458	$1,138,036
Product Retail Sales-FTS Wireless, Inc.	702,962	495,578
	1,801,420	1,633,614

COST OF GOODS SOLD
Service-See World Satelltites, Inc.	176,708	209,208
Product-FTS Wireless, Inc.	550,623	374,274
	727,331	583,482

GROSS PROFIT
Service-See World Satelltites, Inc.	921,750	928,828
Product-FTS Wireless, Inc.	152,339	121,304
	1,074,089	1,050,132

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses	1,081,684	1,008,186
	1,081,684	1,008,186

INCOME (LOSS) FROM OPERATIONS	(7,595)	41,946

OTHER INCOME (EXPENSE)
Change in fair value of Derivative Liabilities	60,254	(7,478,664)
Interest	(169,524)	(39,029)
	(109,270)	(7,517,693)

NET INCOME (LOSS)	$(116,865)	$(7,475,747)

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	137,868,401	107,195,939

Diluted	251,897,851	120,862,553

NET LOSS PER COMMON SHARE:
Basic	($0.00)	($0.07)

Diluted	($0.00)	($0.06)

See accompanying notes to condensed consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(116,865)	$(7,475,747)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	146,753	95,169
Common shares issued for services	-	98,400
Amortization of debt discount	2,679	-
Amortization of deferred stock compensation	2,500	1,167
Change in fair value of derivative liabilities	(60,254)	7,478,664
(Increase) decrease in operating assets:
Accounts receivable	111,651	(38,754)
Inventories	45,005	(35,083)
Prepaid expenses	(95,448)	437,310
Other assets	-	(1,043)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	38,099	(336,064)
Net cash provided by operating activities	74,120	224,019

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.	-	(206,100)
Capital expenditures for property and equipment	-	(74,000)
Release of restriction on funding proceeds for investment in acquisition	-	60,000
Payment to See World Satellites, Inc. acquisition from escrowed amounts	-	(500,000)
Payments for investment	(22,229)	(15,000)
Net cash used in investing activities	(22,229)	(735,100)

Cash flows from financing activities:
Proceeds from issuance of stock	-	140,109
Proceeds from convertible debentures	-	30,000
Proceeds from notes payable individuals	-	635,002
Proceeds from loans related parties	20,000	-
Repayments of notes payable-truck loans	(1,830)	(4,708)
Repayments of notes payable to individuals	(125,000)	(375,000)
Repayment of loans from related parties	(2,500)	(32,600)
Net cash provided by (used in) financing activities	(109,330)	392,803

Net increase (decrease) in cash	(57,439)	(118,278)

Cash at beginning of year	115,056	243,079
Cash at end of year	$57,617	$124,801

Supplemental schedule of cash flow information:
Interest paid	$1,911	$389

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$72,847	$8,085

Stock issued as loan inducements	$245,283	$0

Reassignment of note payable from Richard Miller to Funds	$1,000,000

See accompanying notes to condensed consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

(1)  Summary of Significant Accounting Policies

Organization, Ownership and Business

FTS Group, Inc. (the "Company"), is a holding company incorporated under the laws of the State of Nevada. The Company is focused on developing, acquiring and investing in cash-flow positive businesses and viable business ventures primarily in the Internet, Wireless and Technology industries. Through its two wholly-owned subsidiaries, See World Satellites, Inc. and FTS Wireless, Inc., the Company has acquired and developed a diversified wireless business engaged in the distribution of next generation wireless communications and entertainment products and services for businesses and consumers alike. The Company's wholly-owned subsidiary, See World Satellites, Inc., is a leading distributor of satellite television systems and relating products and services for DISH Networks in the western Pennsylvania marketplace. The Company's wholly-owned subsidiary, FTS Wireless, Inc., is an emerging retail wireless distributor operating in the gulf coast market of Florida.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FTS Wireless, Inc. and See World Satellites, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

As contemplated by the Securities and Exchange Commission (SEC) under the Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB, as amended, for the year ended December 31, 2006.

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

Property, Equipment and Depreciation

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss included in the results of operations. Depreciation is computed over the estimated useful lives of the assets (3-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred

Intangible Assets

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002. Goodwill and indefinite-lived intangible asset impairment is always assessed based upon a comparison of carrying value with fair value.

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at March 31, 2007 or December 31, 2006.

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

Earnings Per Share

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2007 and 2006, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising expense was $21,705 and $31,001 for the three months ended March 31, 2007 and 2006 respectively.

Management’s Estimates and Assumptions

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

The Company believes the following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements.

•
Estimating the fair value of the Company’s complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133).

Fair Value of Derivative Financial Instruments

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company frequently enters into certain other financial instruments and contracts, such as debt financing arrangements, preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements.

The Company estimates fair values of derivative financial instruments using various techniques, and combinations thereof, that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), the Company considers, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest-rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

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

(2)  Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following at March 31, 2007 and December 31, 2006:

	Years	2007	2006
Leasehold Improvements	5	142,822	142,822
Furniture and Fixtures	5	194,340	194,340
Equipment	3-5	120,583	120,583
Vehicles	3	25,777	25,777
Total property and equipment		483,522	483,522
Less: accumulated depreciation		(206,171)	(179,881)

Net property and equipment		277,351	303,641

Depreciation expense for the three months ended March 31, 2007 and 2006 was $26,291 and $28,902

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

As consideration for the assignment, the Company agreed to issue 15,000,000 shares of common stock to be distributed pro rata among the Assignees of the Notes. The shares were issued in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended, in that:

- the sales were made to an accredited investor, as defined in Rule 501;

- the Company gave the Assignee the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which it possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

The Company accounted for the issuance of stock and warrants under the convertible notes in line with the provisions of EITR 00-27 which states that when a debt instrument includes detachable instruments such as warrants, the proceeds of the issuance should be allocated to the convertible instrument and the detachable instruments in proportion to their relative fair market values. Accordingly, the Company calculated fair value of the stock based on current market price and fair value of the warrants using the Black-Scholes pricing model. Total proceeds from the funding were then allocated among debt and equity based on their relative fair values.

(5) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three months ended March 31, 2007 and 2006 is eliminated by net operating loss carry forwards.

(6)  Operating Leases

The Company leases real property for its seven retail locations. Six of the locations have lease terms ranging from three months to three years while one location is on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Year Ending	Annual Payments
2007	$51,175
2008	$30,000
$81,175
========

Rent expense was $53,297 and $49,713 for the three months ended March 31, 2007 and 2006, respectively.

(7)  Concentration of Credit Risk

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 95% of its satellite system supplies from Echostar Satellite, L.L.C. and DISH Network Service, L.L.C. The Company further purchases approximately 90% of its telephone supplies from one vendor, Metro PCS. Additionally, these three vendors are major customers of the Company who provide products that generate over 90% of revenue.

(8)  Stock

On January 22, 2007, the Company issued 15,000,000 restricted shares of common stock to four accredited investors relating to a $1,000,000 financing.

On January 5, 2007, the Company issued 1,000,000 restricted shares of common stock relating to the conversion of $40,000 of debt at a price of $0.04 per share.

On February 14, 2007, the Company issued 188,857 restricted shares of common stock relating to the conversion of $4,627 of debt at a price of $0.025 per share.

On February 13, 2007, the Company issued 160,177 restricted shares of common stock relating to the conversion of $4,627 of debt at a price of $0.029 per share.

On March 1, 2007, the Company issued 263,911 restricted shares of common stock to two investors relating to the conversion of $6,940 of debt at a price of $0.026 per share.

On March 16, 2007, the Company issued 246,050 restricted shares of common stock relating to the conversion of $9,710 of debt at a price of $0.039 per share.

On March 30, 2007 the Company issued 275,430 restricted shares of common stock to two investors relating to the conversion of $6,940 of debt at a price of $0.025 per share.

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

Preferred Stock

The Company's Articles of Incorporation, as amended, vest its Board of Directors with authority to divide the Company’s Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation, as amended, in respect to, among other things, (i) the number of shares to constitute such series and the distinctive designations thereof; (ii) the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue; (iii) whether Preferred Stock may be redeemed and, if so, the redemption price and the terms and conditions of redemption; (iv) the liquidation preferences payable on Preferred Stock in the event of involuntary or voluntary liquidation; (v) sinking fund or other provisions, if any, for redemption or purchase of Preferred Stock; (vi) the terms and conditions by which Preferred Stock may be converted, if the Preferred Stock of any series are issued with the privilege of conversion; and (vii) voting rights, if any. A total of 150,000 shares were designated Series A Preferred Stock, however, none are outstanding. All Series A shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of the Company's net profits, also payable in cash. The Company may redeem this Preferred Stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

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

At March 31, 2007, a total of 1,000,000 shares were designated Series B Preferred Stock and all 1,000,000 shares are outstanding. Upon liquidation (voluntary or otherwise), dissolution or winding up of the Company, holders of Series B Convertible Preferred Stock will receive their prorate share of the total value of the assets and funds of the Company to be distributed, assuming the conversion of Series B Convertible Preferred Stock to common stock. The holders of shares of Series B Convertible Preferred Stock shall not be entitled to receive dividends and shall have no voting rights. After June 1, 2006, the shares of Series B Convertible Preferred Stock shall be redeemable at $2.00 per share solely at the Company's option.

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

(9)  Options and Warrants

Options

The Company had a Non-Qualified Stock Option and Stock Grant Plan (the “Plan”). For the year ended December 31, 2005, the Company had not granted any options. Under the Plan, the Company's board of directors had reserved 2,500,000 shares that may have been granted at the board of directors' discretion. No option may have been granted after July 27, 2007 and the maximum term of the options under the Plan is ten years. In accordance with SFAS 123R, the Company reviewed the provisions of the Plan and its related outstanding options to comply with the required fair value analysis component to SFAS 123R that took effect January 1, 2006. During this analysis, the Company determined that the 598,000 options previously issued have expired and are no longer outstanding as of January 1, 2006 per Plan provisions.

Warrants

The following details warrants outstanding as of March 31, 2007:

The Company had 3,000,000 warrants outstanding relating to a dividend declared to stockholders of record on August 27, 2004. The warrants have an exercise price of $0.25 and expire on August 7, 2007. The Company does not expect these warrants to be exercised in the near future because the exercise price exceeds the current stock price.

In accordance with the subscription agreement relating to the private placement the Company closed during the period ended March 31, 2005, the Company issued the following warrants. Investors received two classes of warrants, Series A and Series B warrants, for each share of common stock purchased. The B warrants had an initial exercise price of $0.08 and A warrants had an initial exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

	March 31, 2007	March 31, 2007
	Underlying Shares	Exercise Price
Warrants issued during 2000	1,036,000	$1.50
Warrants issued during 2004 (10% Warrant Dividend)	3,000,000	$0.25
Warrants issued during 2004 and 2005, A Warrants	4,956,250	$0.045

On September 28, 2005, the Company reduced the exercise price of the A warrants from $0.12 to $0.10. Additionally, the Company reduced the exercise price of the B warrants from $0.08 to $0.03. On July 17, 2006, the Company lowered the exercise price on the A warrants from $0.10 to $0.045.

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

The table below summarizes the A and B warrants outstanding as of March 31, 2007 relating to the financing closed on December 29, 2005.

	March 31, 2007	March 31, 2007
	Underlying Shares	Exercise Price
Warrants issued in December 2005
A Warrants	46,465,550	$0.02868
B Warrants	11,774,437	$0.0239
B Warrants (new)	11,458,338	$0.04

At March 31, 2007, 1,185,350 restricted shares due to one of the investors remained unissued.

(10)  See World Acquisition

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

(11)  Related Party Transactions (See World Acquisition)

At March 31, 2007, the Company had the following debt obligations and made the following payments to Mr. Richard Miller, a director and President of the Company's wholly-owned subsidiary See World. The Company paid Mr. Miller $500,000 on January 3, 2006 relating to the acquisition of See World. The Company carried a short-term note obligation in the amount of $500,000 due to Mr. Miller. This note is due within 30 days of the effective date of a new five-year contract between Echo Star Satellites, L.L.C., DISH Network Services, L.L.C. and See World. During the three months ended September 30, 2006, the Company paid this note in full. Additionally, the Company issued 1,000,000 shares of its Series B Convertible Preferred stock to Mr. Miller during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the Company's option or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00. On April 3, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3.25 million as of June 30, 2006. On July 5, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3 million. In October 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount due to $2.75 million. In January 2007, the Company made a $1,000,000 payment to Mr. Miller reducing the outstanding note amount to $1.75 million. In February 2007, the Company made a $162,500 payment to Mr. Miller reducing the outstanding note amount to $1.587 million at March 31, 2007. The Company filed an 8-K with the terms and conditions of this note on January 5, 2006.

(12)  Stock-Based Compensation

The disclosures required by paragraph 84 of SFAS 123 ( R ) are stated below, although the Company had not granted any options since 2001 to the March 31, 2007.

	March 31, 2007	March 31, 2006
Net Income/ (Loss) as reported	($116,865)	($7,517,693)
Basic and diluted earnings per share as reported	($0.00)	($0.06)
Share-based employee compensation cost net of related tax effects included in net income as reported	-	-
Share-based employee compensation cost net of related tax effects that would have been included in the net income if the fair-value based method had been applied to all awards	-	-
Pro-forma net income as if the fair-value method had been applied to all awards	($116,865)	($7,517,693)
Pro-forma basic and diluted earnings per share as if the fair-value based method had been applied to all awards.	($0.00)	($0.06)

(13) Segment Information

The Company has two reportable segments and corporate overhead: (1) product sales for wireless products segment include sales of wireless handsets and accessories; (2) service revenues for installments of satellites segment includes sales of satellite dish equipment and installations; and (3) a holding company for future commercial ventures. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		March 31
		2007		2006
Revenues:	$		$
Service revenue - See World Satellites, Inc.		1,098,458		1,138,036
Product sales - FTS Wireless, Inc.		702,962		495,578
Corporate		-		-
		$1,801,420		$1,633,614
Income (loss) from operations:	$		$
Service revenue - See World Satellites, Inc.		201,302		234,025
Product sales - FTS Wireless, Inc.		27,516		(14,947)
Corporate		(236,413)		(177,132)
		$(7,595)		$41,946
Identifiable assets:	$		$
Service revenue - See World Satellites, Inc.		5,895,481		5,923,343
Product sales - FTS Wireless, Inc.		543,620		933,787
Corporate		237,052		266,226
		$6,676,153		$7,123,356

(14)  Restatement

The Company has restated its financial statements for the year ended December 31, 2005 to amend and restate the accounting for derivatives issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. Upon further review of accounting issues, statements and pronouncements by the APB (Accounting Principals Board), FASB (Financial Accounting Standards Board) and EITF (Emerging Issues Task Force) the Company identified the need to include fair value accounting of certain warrants, considered to be derivatives in order to be compliant with GAAP (Generally Accepted Accounting Principals) accounting in its quarterly and annual financial statements. For this reason the Company restated its 10QSB/A for the period ended March 31, 2006 to include fair value derivative accounting and reclassification of certain other financial items.

The restatement will also reclassify the restricted portion of cash to a separate line item on the Balance Sheet with a corresponding correction to the Statement of Cash Flows to reflect the restriction.

There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholder’s equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Restatement of previously Issued Quarterly Data (Unaudited)

		As
		previously	Restatement	As
		reported	adjustments	restated
Three months ended March 31, 2006
Interest income (expense)		(36,695)	(2,334)	(39,029)
Change in fair value of derivative liabilities		0	(7,478,664)	(7,478,664)
Total other income (expenses)		(36,695)	(7,480,998)	(7,517,693)
Net income (loss)		5,251	(7,480,998)	(7,475,747)

	As	2005	2006
	previously	Restatement	Restatement	As
	reported	adjustments	adjustments	restated
March 31, 2006
Cash and cash equivalents	$624,801	$-	$(500,000)	$124,801
Restricted cash	$-	$-	$500,000	$500,000
Property and equipment, net	$319,762	$-	$70,000	$389,762
Investment in private entity	$70,000	$-	$(70,000)	$-
Investments	$-	$-	$15,000	$15,000
Prepaid expenses	$122,512	$-	$(43,333)	$79,179
Accounts payable and accrued expenses	$236,552	$-	$2,334	$238,886
Fair value of derivative liabilities	$-	$-	$9,332,605	$9,332,605
Convertible preferred stock	$1,000,000	$-	$(990,000)	$10,000
Additional paid-in capital	$10,699,663	$(219,535)	$985,425	$11,465,553
Accumulated deficit	$(10,300,511)	$(1,629,831)	$(7,480,998)	$(19,411,340)
Deferred Compensation	$-	$-	$28,333	$28,333

In addition, two reclassifications are required for previously reported activity. Firstly, the Company invested funds into Elysium Internet. This investment was initially treated as prepaid expense; however, a reclassification to Investment is appropriate in each of the first three quarters. Secondly, David Rasmussen was given 1,500,000 shares of the Company’s common stock as part of his employment contract. The value of this stock was entered as a prepaid item, and is being amortized over the term of his employment contract. However, a reclassification to Deferred Compensation is appropriate for this item. These two items have balance sheet impact only.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis contains a comparison of the results of operations for the three months ended March 31, 2007 and the same period in 2006. This discussion and analysis should be read in conjunction with the un-audited interim consolidated financial statements and the notes thereto included in this report, and the audited financial statements in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006.

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

Overview

We are an acquisition and development Company focused on developing, acquiring and investing in cash-flow positive businesses and viable business projects primarily in the Internet, Wireless and Technology industries. We operate a diversified wireless business through our two wholly-owned subsidiaries See World Satellites, Inc. and FTS Wireless, Inc. See World is a Regional Service Provider, or RSP, and retail distributor for DISH Network Services satellite television systems primarily to business and retail customers in the western Pennsylvania market and nationally through our retail channel. FTS Wireless is an emerging distributor of next generation wireless communications devices and related products and services. FTS Wireless operates a chain of nine retail wireless locations in the Gulf Coast market of Florida. All of the retail locations are leased properties.

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

•
Estimating the fair value of our complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133).

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

We estimate fair values of derivative financial instruments using various techniques, and combinations thereof that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest-rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries: FTS Wireless, Inc. and See World Satellites, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

As contemplated by the Securities and Exchange Commission, under the rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in our annual financial statements and footnotes thereto. For further information, refer to our audited consolidated financial statements and related footnotes thereto included in our annual report on Form 10-KSB, as amended, for the year ended December 31, 2006.

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

Impairment of Long-Lived Assets

We periodically assess realization of long-lived assets, including goodwill. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value is necessary. We believe there was no impairment of such assets at March 31, 2007 or December 31, 2006.

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

Earnings Per Share

We compute the basic net earnings (loss) per common share by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. We compute diluted net earnings (loss) per common share by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2007 and 2006, we did not include potential dilutive securities that had an anti-dilutive effect in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

Advertising Costs

The cost of advertising is expensed as incurred.

Management’s Estimates and Assumptions

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

Three-Months Ended March 31, 2007 as Compared to Three-Months Ended March 31, 2006

Results of Operations
Segment Results for the Three-Months Ended March 31, 2007
	Three Months Ended March 31, 2007
	FTS	FTS	See
	Group	Wireless	World
	Inc.	Inc.	Satellites	Total
Revenues
External	$-	$702,962	$1,098,458	$1,801,420
Internal	375,000			375,000
Segment Revenues	375,000	702,962	1,098,458	2,176,420

Cost of Goods Sold	-	550,623	176,708	727,331

Gross Profit	375,000	152,339	921,750	1,449,089

Selling, General, and Administrative
External	229,490	114,686	711,215	1,055,391
Internal	-	75,000	300,000	375,000
Segment Selling, General, and Administrative	229,490	189,686	1,011,215	1,430,391

Subtotal	145,510	(37,347)	(89,465)	18,698

Change in fair value of derivative liabilities	60,254			60,254
Depreciation	(6,923)	(10,137)	(9,233)	(26,293)
Interest	(169,016)	-	(508)	(169,524)

Net Income (Loss)	29,825	(47,484)	(99,206)	(116,865)

Intersegment Adjustments	(375,000)	75,000	300,000	-

	$(345,175)	$27,516	$200,794	$(116,865)

Subtotal	145,510	(37,347)	(89,465)	18,698
Depreciation	(6,923)	(10,137)	(9,233)	(26,293)
	138,587	(47,484)	(98,698)	(7,595)
	(375,000)	75,000	300,000	-
	(236,413)	27,516	201,302	(7,595)

Sales Revenue

Consolidated

For the three months ended March 31, 2007, consolidated sales increased $167,806 or 10.2% to $1,801,420, as compared to $1,633,614 for the three months ended March 31, 2006. The increase in year to date consolidated sales is primarily related to a $207,384 year-over-year sales increase at FTS Wireless, Inc.

FTS Wireless, Inc.

For the three months ended March 31, 2007, FTS Wireless sales increased by $207,384 or 41.8% to $702,962 when compared to sales of $495,578 for the three months ended March 31, 2006. FTS Wireless generated 39% of our consolidated sales during the period ended March 31, 2007 compared to 25% of our consolidated sales during the three months ended March 31, 2006. Our sales revenue for FTS Wireless is primarily generated from the sale of wireless handsets, wireless accessories and related products. The increase in sales revenue at FTS Wireless is primarily related to the expanded network footprint of our primary wireless carrier vendor Metro PCS through the opening of the Orlando, Florida market.

See World Satellites, Inc.

For the three months ended March 31, 2007, See World sales decreased by $39,578 or 3.5% to $1,098,458 compared to sales of $1,138,036 for the period ended March 31, 2006. See World Satellites generated 61% of our consolidated sales during the period ended March 31, 2007 as compared to 75% during the period ended March 31, 2006. Our sales revenue for See World Satellites, Inc. is primarily generated from the sale, service and installation of DISH Network satellite television systems. The decrease in year-over-year sales is primarily related to bad weather conditions experienced in the western Pennsylvania area during the quarter ended March 31, 2007.

Cost of Goods Sold

Consolidated

For the three months ended March 31, 2007, consolidated cost of goods sold increased by $143,849 or 24.7% to $727,331, as compared to $583,482 for the three months ended March 31, 2006. The increase in cost of goods sold is primarily related to increased wireless handset buying and the increase in year over year sales at FTS Wireless.

FTS Wireless, Inc.

For the three months ended March 31, 2007, FTS Wireless reported an increase in cost of goods sold of $176,349 or 47.1% to $550,623 when compared to cost of goods sold of $374,274 for the three months ended March 31, 2006. The increase in cost of goods sold is primarily related to increased purchases of wireless handsets and related products as sales have increased.

See World Satellites, Inc.

For the three months ended March 31, 2007 See World Satellites reported a decrease in cost of goods sold of $32,500 or 15.5% to $176,708 for the three months ended March 31, 2006 when compared to cost of goods sold of $209,208 for the three months ended March 31, 2006. The decrease in cost of goods sold is related to a decrease in product purchasing as sales dropped slightly during the quarter.

Gross Profits

Consolidated

For the three months ended March 31, 2007, gross profits increased by $23,957 or 2.3% to $1,074,089 from $1,050,132 during the three months ended March 31, 2006. The increase in gross profits is attributed to the increase in sales revenue at FTS Wireless as described above. Gross profits as a percentage of sales decreased 4.7% to 59.6% for the three months ended March 31, 2007 as compared to 64.3% gross profit as a percentage of sales during the three months ended March 31, 2006. The decrease in gross profits as a percentage of sales is related to the decrease in sales at the higher margin business of See World Satellites for the year-over-year period.

FTS Wireless, Inc.

For the three months ended March 31, 2007, gross profits increased by $31,035 or 25.6% to $152,339 when compared to gross profit of $121,304 for the three months ended March 31, 2006. The increase in gross profits is primarily related to increased sales of Metro PCS wireless handsets and related increased sales of wireless accessories during the year-over-year period.

See World Satellites, Inc.

For the three months ended March 31, 2007, See World Satellites’ gross profit decreased by $6,532 or 0.7%, to $921,750 as compared to gross profits of $928,282 during the three months ended March 31, 2006. The slight decrease in gross profit is related to the decrease in sales at See World during the year-over-year period.

Selling, General and Administrative

Selling, General and Administrative Expenses for the three months ended March 31, 2007, increased $73,498 or 7.3% to $1,081,684 as compared to $1,008,186 for the three months ended March 31, 2006. The increase in Selling, General and Administrative Expenses for the three months ended March 31, 2007 was primarily related to increased funding costs and legal and accounting expenses relating to the acquisition of See World Satellites.

Operating Income/Loss

Operating income decreased $49,541 to a loss of $7,595 as compared to operating income of $41,946 during the three months ended March 31, 2006. The decrease in operating income was directly related to increased financing costs and the sales decline at See World Satellites.

Net Loss

Net loss decreased by $7,358,882 to $116,865 as compared to a net loss of $7,475,747 during the three months ended March 31, 2006. The primary change to the net loss is related to the accounting change in fair value of derivative liabilities associated with outstanding warrants. During the three months ended March 31, 2007, fair value derivative liability was a positive $60,254 as compared to a loss of $7,478,664 during the three months ended March 31, 2006.

Interest Expense

Interest expense increased by $130,495 to $169,524 for the three months ended March 31, 2007, as compared to $39,029 for the three months ended March 31, 2006. The year-over-year increase in interest expenses is related to increased financing costs incurred during the year-over-year period.

Liquidity and Capital Resources

Our requirements for capital are to:

o pay down debt,

o fund possible acquisitions, and

o provide working capital and funds to expand our current business.

Our primary source of financing during the three months ended March 31, 2007 includes cash received from the issuance of common stock and cash generated from operations.

As of March 31, 2007, our Current Assets were $747,854 consisting of $57,617 in cash, $328,729 in inventories, net, $18,374 of accounts receivables and $343,134 of prepaid expenses and current assets. Current Liabilities were $3,675,386, consisting of $1,165,474 of convertible debentures, current portion, $1,925,111 of notes payable to related parties, $581,807 in accounts payable and accrued expenses and $2,994 of long-term debt, equipment loans.

At March 31, 2007, we had total assets of $6,676,153 consisting of, in addition to the assets described above, Goodwill of $5,177,696, property and equipment, net of accumulated depreciation of $277,351, unamortized discount of convertible debt of $342,036, Investments of $114,734 and Deposits of $16,482.

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

Financing Activities

On January 22, 2007 we issued 15,000,000 unregistered shares of common stock to a group of institutional investors relating to a $1,000,000 financing.

On January 5, 2007, we issued 1,000,000 restricted shares of common stock relating to the conversion of $40,000 of debt at a price of $0.04 per share.

On February 14, 2007, we issued 188,857 restricted shares of common stock relating to the conversion of $4,627.70 of debt at a price of $0.025 per share.

On February 13, 2007, we issued 160,177 restricted shares of common stock relating to the conversion of $4,627.70 of debt at a price of $0.029 per share.

On March 1, 2007, we issued 263,911 restricted shares of common stock to two investors relating to the conversion of $6,940.85 of debt at a price of $0.026 per share.

On March 16, 2007, we issued 246,050 restricted shares of common stock relating to the conversion of $9,710.60 of debt at a price of $0.039 per share.

On March 30, 2007, we issued 275,430 restricted shares of common stock to two investors relating to the conversion of $6,940.85 of debt at a price of $0.025 per share.

Subsidiaries

As of March 31, 2007, we had two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 22, 2007, we issued 15,000,000 unregistered shares of our common stock to a group of institutional investors relating to a $1,000,000 financing.

On January 5, 2007, we issued 1,000,000 restricted shares of our common stock relating to the conversion of $40,000 of debt at a price of $0.04 per share.

On February 14, 2007, we issued 188,857 restricted shares of our common stock relating to the conversion of $4,627.70 of debt at a price of $.025 per share.

On February 13, 2007, we issued 160,177 restricted shares of our common stock relating to the conversion of $4,627.70 of debt at a price of $0.029 per share.

On March 1, 2007, we issued 263,911 restricted shares of our common stock to two investors relating to the conversion of $6,940.85 of debt at a price of $0.026 per share.

On March 16, 2007, we issued 246,050 restricted shares of our common stock relating to the conversion of $9,710.60 of debt at a price of $0.039 per share.

On March 30, 2007, we issued 275,430 restricted shares of our common stock to two investors relating to the conversion of $6,940.85 of debt at a price of $0.025 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have filed a Registration Statement on Form SB-2. The purpose of the Registration Statement is to register the resale of certain securities we issued as part of a private placement completed in January 2006.Until the Registration Statement is declared effective by the Securities and Exchange Commission, we are accruing liquidated damages that we anticipate paying either in cash or by issuing shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

FTS GROUP, INC.

/s/ Scott Gallagher
Scott Gallagher
Chief Executive Officer,
Interim Chief Financial Officer and Principal Accounting Officer
May 21, 2007