Form 10QSB
period 2007-06-30
FTS GROUP, INC.
filed 2007-08-14
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-QSB
(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________ TO __________

COMMISSION FILE NUMBER 000-24829

FTS GROUP, INC.
(exact name of small business issuer as specified in its charter)

Nevada	84-1416864
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 State St. East, Suite 226, Oldsmar, Florida 34677
(Address of principal executive offices)

(813) 749-8805
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

As of June 30, 2007, we had 156,165,294 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

Assets	2007	2006
Current assets:
Cash and cash equivalents	$48,637	115,056
Restricted cash	-	-
Accounts receivable	77,888	130,025
Inventories, net	394,198	373,734
Prepaid expenses and current assets	343,506	247,686
Total current assets	864,229	866,501

Property and equipment, net of accumulated depreciation	264,318	303,641
Unamortized discount on convertible debt	250,552	232,925
Unamortized debt issuance costs	-	29,573
Investments	128,379	92,505
Goodwill	5,177,696	5,177,696
Deposits	16,482	16,482
Total assets	$6,701,656	6,719,323

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$676,969	548,707
Current portion of notes payable to related parties, net of discount	2,595,140	1,820,215
Convertible debentures-current portion	1,157,874	1,238,321
Current installments of long-term debt-equipment loans	1,613	4,824
Total current liabilities	$4,431,596	3,612,067

Fair value of derivative liabilities	383,104	453,039
Convertible debentures	-	-
Long-term debt to related parties, less current installments	-	1,000,000
Total liabilities	4,814,700	5,065,106

Stockholders' equity:
10% Convertible Preferred Stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred Stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Convertible Preferred Stock, Series B, $0.01 par value:
1,000,000 shares authorized, issued and outstanding at June 30, 2007	10,000	10,000
Common Stock, $0.001 par value. Authorized 855,000,000 shares:
156,165,294 shares issued and outstanding at June 30, 2007
137,650,469 shares issued and outstanding at December 31, 2006	156,166	137,650
Additional paid-in capital	12,558,240	12,231,626
Accumulated deficit	(10,821,617)	(10,704,226)
Total stockholders' equity	1,902,789	1,675,050

Deferred stock compensation	(15,833)	(20,833)

Total liabilities and stockholders' equity	$6,701,656	6,719,323

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
		(Restated)		(Restated)

REVENUES
Service Revenue-See World Satellites, Inc.	$1,133,240	$1,192,055	$2,231,698	$2,330,091
Product Retail Sales-FTS Wireless, Inc.	632,433	441,337	1,335,395	936,915
	1,765,673	1,633,392	3,567,093	3,267,006

COST OF GOODS SOLD
Service-See World Satellites, Inc.	180,597	124,255	357,305	333,463
Product-FTS Wireless, Inc.	538,813	348,255	1,089,436	722,529
	719,410	472,510	1,446,741	1,055,992

GROSS PROFIT
Service-See World Satellites, Inc.	952,643	1,067,800	1,874,393	1,996,628
Product-FTS Wireless, Inc.	93,620	93,082	245,959	214,386
	1,046,263	1,160,882	2,120,352	2,211,014

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses	981,270	1,066,642	2,062,954	2,074,828
	981,270	1,066,642	2,062,954	2,074,828

INCOME (LOSS) FROM OPERATIONS	64,993	94,240	57,398	136,186

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	9,681	6,825,789	69,935	(652,875)
Interest	(75,196)	(70,563)	(244,720)	(109,592)
	(65,515)	6,755,226	(174,785)	(762,467)

NET INCOME (LOSS)	$(522)	$6,849,466	$(117,387)	$(626,281)

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	155,142,325	105,776,228	153,114,029	107,195,939

Diluted	155,142,325	117,396,392	153,114,029	120,862,553

NET LOSS PER COMMON SHARE:
Basic	$(0.00)	$0.06	$(0.00)	$(0.01)

Diluted	$(0.00)	$0.06	$(0.00)	$0.00

See accompanying notes to consolidate financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(117,387)	$(626,281)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	264,900	193,914
Common shares issued for services	-	98,400
Amortization of debt discount	5,358	-
Amortization of deferred stock compensation	5,000	3,667
Change in fair value of derivative liabilities	(69,935)	652,875
(Increase) decrease in operating assets:
Accounts receivable	52,137	(30,624)
Inventories	(20,464)	(241,193)
Prepaid expenses	(95,820)	354,182
Other assets	-	(1,043)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	133,257	(326,475)
Net cash provided by operating activities	157,046	77,422

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.	-	(206,100)
Investment in private entities	(35,874)	(26,179)
Capital expenditures for property and equipment	(13,630)	(75,481)
Proceeds from funding restricted for investment in acquisition	-	(440,000)
Release of restriction on funding proceeds for investment in acquisition	-	560,000
Payment to See World Satellites, Inc. acquisition	-	(500,000)
Net cash used in investing activities	(49,504)	(687,760)

Cash flows from financing activities:
Proceeds from issuance of stock	-	413,964
Proceeds from convertible debentures		30,000
Proceeds from notes payable related parties	20,000	635,002
Repayments of notes payable-truck loans	(3,211)	(9,087)
Repayments of notes payable to individuals	(162,500)	-
Repayment of loans from related parties	(28,250)	(665,062)
Net cash provided by (used in) financing activities	(173,961)	404,817

Net decrease in cash	(66,419)	(205,521)

Cash at beginning of year	115,056	243,079
Cash at end of year	$48,637	$37,558

Supplemental schedule of cash flow information:
Interest paid	$3,822	4,524

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$80,447	-

Acquisition of See World Satellites, Inc.
Final negotiated purchase price of 100% of See World Satellites, Inc. stock	$-	5,500,000
Amount financed through formal promissory note	-	(3,500,000)
Paid in preferred stock of FTS Group, Inc.	-	(1,000,000)
Due upon contact execution completion-restricted cash at 3/31/2006	-	(500,000)
Cash paid for See World Satellites, Inc. acquisition	$-	500,000

Stock issued as loan inducements	$245,283	$-

Reassignment of note payable from Richard Miller to Funds	$1,000,000	$-

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

(1)  Summary of Significant Accounting Policies

Organization, Ownership and Business

FTS Group, Inc. (the "Company"), is a holding company incorporated under the laws of the State of Nevada. The Company is focused on developing, acquiring and investing in cash-flow positive businesses and viable business ventures primarily in the Internet, Wireless and Technology industries. The Company incorporated Elysium Internet, Inc. on July 3, 2007 and beginning with the third fiscal quarter of 2007, the operations of Elysium Internet will be consolidated into FTS Group, Inc. as a wholly-owned subsidiary. Through its three wholly-owned subsidiaries, See World Satellites, Inc., Elysium Internet, Inc. and FTS Wireless, Inc., the Company has acquired and developed a diversified wireless business engaged in the distribution of next generation wireless communications and entertainment products and services for businesses and consumers alike. The Company's wholly-owned subsidiary, See World Satellites, Inc., is a leading distributor of satellite television systems and related products and services for DISH Networks in the western Pennsylvania marketplace. The Company's wholly-owned subsidiary, FTS Wireless, Inc., is an emerging retail wireless distributor operating in the gulf coast market of Florida. The Company’s wholly-owned subsidiary Elysium Internet, Inc. is an emerging Internet Media Company focused on developing and acquiring direct navigation Internet advertising directory properties.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FTS Wireless, Inc. and See World Satellites, Inc. Elysium Internet was incorporated during the third quarter of 2007 and will not be included in the Company's consolidated financial statements for the current period ended June 30, 2007. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at June 30, 2007 or December 31, 2006.

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

The Company's wholly-owned subsidiary, See World Satellites, Inc., recognizes revenue when it makes a sale within the store, completes a retail satellite receiver installation at the customer's home and the customer signs a contract, or completes a retail service provider satellite receiver installation at the customer's home and signs a contract.

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

Earnings Per Share

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings, adjusted on an as-if-converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2007 and 2006, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising expense was $48,086 and $74,629 for the six months ended June 30, 2007 and 2006 respectively.

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

Fair Value of Derivative Financial Instruments
The Company estimates the fair value of complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133).

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

The Company estimates fair values of derivative financial instruments using various techniques, and combinations thereof, that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), the Company considers, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest-rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this statement was issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the financial statements of the Company.

(2)  Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following at June 30, 2007 and December 31, 2006:

	Years	2007	2006
Leasehold Improvements	5	143,769	142,822
Furniture and Fixtures	5	207,022	194,340
Equipment	3-5	120,583	120,583
Vehicles	3	25,777	25,777
Total property and equipment		497,151	483,522
Less: accumulated depreciation		(232,833))	(179,881)

Net property and equipment		264,318	303,641

Depreciation expense for the six months ended June 30, 2007 and 2006 was $52,953 and $61,378, respectively.

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

(4)  Convertible Debt

In December 2005 and January 2006, the Company raised a total of $1,470,000 from the issuance of $1,858,622 in Secured Convertible Promissory Notes with selected subscribers. The Notes were issued at an original discount of 21%. On December 29, 2005, the Company received $1,000,000 of the proceeds and a further $470,000 in January 2006. Both amounts were after discount, but before expenses. The Company agreed to issue 100 Class A, and 50 Class B Warrants for each 100 shares on the closing date of the issuance of the Notes, assuming complete conversion. The Company also agreed to issue 36,260,486 shares of common stock to be distributed pro rata to purchasers of the Notes (the common stock was issued effective December 29, 2005 and is included in the number of shares issued and outstanding at December 31, 2005). The conversion prices of the Notes, Class A Warrants and Class B Warrants as stated on the Notes are $0.04, $0.02868 and $0.0239, respectively.

On January 3, 2005, the Company acquired See World Satellites, Inc., a Pennsylvania corporation. As part of the purchase price for See World, currently a wholly-owned subsidiary of the Company, the Company agreed to issue a promissory note in the amount of $3,500,000. On January 22, 2007, the Company assigned a $1,000,000 portion of this Note to four investors (the "Assignees"). The Company issued a Note to each Assignee with a combined principle amount of $1,000,000. The Notes bear interest at a rate of 20% which was paid in the form of an original issue discount to the Notes. Payments are due to each Assignee in accordance with their pro rata share.

As consideration for the assignment, the Company agreed to issue 15,000,000 shares of common stock to be distributed pro rata among the Assignees of the Notes. The shares were issued in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended, in that:

- the sales were made to an accredited investor, as defined in Rule 501; and

- the Company gave the Assignee the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which it possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished.

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

(5)  Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three and six months ended June 30, 2007 and 2006 is eliminated by net operating loss carry forwards.

(6)  Operating Leases

The Company leases real property for its six retail locations and corporate office. Four of the locations have lease terms ranging from one to five years while two locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Annual
Year Ending	Payments
2007	$56,500
2008	93,600
2009	52,800
2010	52,800
2011	52,800
2012	17,600
$326,100

Rent expense was $90,982 and $92,849 for the six months ended June 30, 2007 and 2006, respectively.

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

On March 30, 2007, the Company issued 275,430 restricted shares of common stock to two investors relating to the conversion of $6,940 of debt at a price of $0.025 per share.

On May 4, 2007, the Company issued 230,303 restricted shares of common stock to an institutional investor relating to the conversion of $3,800 of debt at a price of $0.0165 per share.

On June 11, 2007, the Company issued 199,117 restricted shares of common stock to an institutional investor relating to the conversion of $3,800 of debt at a price of $0.01908 per share.

On June 14, 2007, the Company issued 705,882 restricted shares of common stock to an institutional investor relating to the conversion of $14,399.99 of debt at a price of $0.02040 per share.

On June 18, 2007, the Company issued 245,098 restricted shares of common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.02040 per share.

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

Preferred Stock

The Company's Articles of Incorporation, as amended, vest its Board of Directors with authority to divide the Company’s Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation, as amended, in respect to, among other things, (i) the number of shares to constitute such series and the distinctive designations thereof; (ii) the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue; (iii) whether Preferred Stock may be redeemed and, if so, the redemption price and the terms and conditions of redemption; (iv) the liquidation preferences payable on Preferred Stock in the event of involuntary or voluntary liquidation; (v) sinking fund or other provisions, if any, for redemption or purchase of Preferred Stock; (vi) the terms and conditions by which Preferred Stock may be converted, if the Preferred Stock of any series are issued with the privilege of conversion; and (vii) voting rights, if any. A total of 150,000 shares were designated Series A Preferred Stock, however, none are outstanding. All Series A Preferred shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred shares are outstanding, the holders are entitled to 3.75% of the Company's net profits, also payable in cash. The Company may redeem this Series A Preferred Stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

The Series A Preferred shares are convertible into shares of the Company's common stock at the option of the holder on a one-for-one basis at any time up to the fifth anniversary of the issuance. On the fifth anniversary, the Series A Preferred shares automatically convert into shares of the Company's common stock. The conversion rate is subject to adjustment in certain events, including stock splits and dividends. Holders of our Series A Preferred Stock are entitled to one vote for each share held of record. Holders of the Series A Preferred Stock vote with holders of the common stock as one class.

At June 30, 2007, a total of 1,000,000 shares were designated Series B Convertible Preferred Stock and all 1,000,000 shares are outstanding. Upon liquidation (voluntary or otherwise), dissolution or winding up of the Company, holders of Series B Convertible Preferred Stock will receive their pro rata share of the total value of the assets and funds of the Company to be distributed, assuming the conversion of Series B Convertible Preferred Stock to common stock. The holders of shares of Series B Convertible Preferred Stock shall not be entitled to receive dividends and shall have no voting rights. After June 1, 2006, the shares of Series B Convertible Preferred Stock shall be redeemable at $2.00 per share solely at the Company's option.

Any shares of Series B Convertible Preferred Stock may, at any time after January 3, 2008, at the option of the holder or the Company, be converted into fully-paid and nonassessable shares of common stock. The number of shares of common stock to which a holder of Series B Convertible Preferred Stock shall be entitled upon a conversion shall be the product obtained by multiplying the number the number of shares of Series B Convertible Preferred Stock being converted by 25.

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

Warrants

The following details warrants outstanding as of June 30, 2007:

The Company had 3,000,000 warrants outstanding relating to a dividend declared to stockholders of record on August 27, 2004. The warrants have an exercise price of $0.25 and expire on August 7, 2007. The Company does not expect these warrants to be exercised in the near future because the exercise price exceeds the current stock price.

In accordance with the subscription agreement relating to the private placement the Company closed during the period ended March 31, 2005, the Company issued the following warrants. Investors received two classes of warrants, Class A and Class B Warrants, for each share of common stock purchased. The B Warrants had an initial exercise price of $0.08 and the A Warrants had an initial exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March 2005 on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

The table below summarizes warrants issued prior to December 2005 and still outstanding as of the period ended June 30, 2007.

	June 30, 2007	June 30, 2007
	Underlying Shares	Exercise Price
Warrants issued during 2000	1,036,000	$1.50
Warrants issued during 2004 (10% Warrant Dividend)	3,000,000	$0.25
Warrants issued during 2004 and 2005, A Warrants	4,956,250	$0.045

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

The table below summarizes the Class A and B Warrants outstanding as of June 30, 2007 relating to the financing closed on December 29, 2005.

	June 30, 2007	June 30, 2007
	Underlying Shares	Exercise Price
Warrants issued in December 2005
A Warrants	46,465,550	$0.02868
B Warrants	11,774,437	$0.0239
B Warrants (new)	11,458,338	$0.04

At June 30, 2007, 1,185,350 restricted shares due to one of the investors remained unissued.

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
===========
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

SFAS 141 also requires in the year of the acquisition, pro forma information displaying the results of operations for the current period as if the combination had been completed at the beginning of the period, unless the acquisition was at or near the beginning of the period. Since See World Satellites, Inc. was acquired on January 3, 2006, the first business day of the year, and the Company determined that transactions between January 1, 2006 through January 2, 2006 to be immaterial, pro forma presentation is deemed unnecessary.

(11)  Related Party Transactions (See World Acquisition)

At June 30, 2007, the Company had the following debt obligations and made the following payments to Mr. Richard Miller, a director and President of the Company's wholly-owned subsidiary, See World Satellites, Inc. The Company paid Mr. Miller $500,000 on January 3, 2006 relating to the acquisition of See World. The Company carried a short-term note obligation in the amount of $500,000 due to Mr. Miller. This note was due within 30 days of the effective date of a new five-year contract among Echo Star Satellites, L.L.C., DISH Network Services, L.L.C. and See World. During the three months ended September 30, 2006, the Company paid this note in full. Additionally, the Company issued 1,000,000 shares of its Series B Convertible Preferred Stock to Mr. Miller during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the Company's option or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00. On April 3, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3.25 million as of June 30, 2006. On July 5, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3 million. In October 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount due to $2.75 million. In January 2007, the Company made a $1,000,000 payment to Mr. Miller reducing the outstanding note amount to $1.75 million. In February 2007, the Company made a $162,500 payment to Mr. Miller reducing the outstanding note amount to $1.587 million at June 30, 2007. The Company filed an 8-K with the terms and conditions of this note on January 5, 2006.

(12)  Stock-Based Compensation

The disclosures required by paragraph 84 of SFAS 123 (R) are stated below, although the Company had not granted any options from 2001 to June 30, 2007.

	June 30, 2007	June 30, 2006
Net Income/ (Loss) as reported	($117,387)	($626,281)
Basic and diluted earnings per share as reported	($0.00)	($0.01)
Share-based employee compensation cost net of related tax effects included in net income as reported	-	-
Share-based employee compensation cost net of related tax effects that would have been included in the net income if the fair-value based method had been applied to all awards	-	-
Pro-forma net income as if the fair-value method had been applied to all awards	($117,387)	($626,281)
Pro-forma basic and diluted earnings per share as if the fair-value based method had been applied to all awards.	($0.00)	($0.01)

(13) Segment Information

The Company has two reportable segments and corporate overhead: (1) product sales for wireless products segment, includes sales of wireless handsets and accessories; (2) service revenues for installments of satellites segment, includes sales of satellite dish equipment and installations; and (3) a holding company for future commercial ventures. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	Three Months Ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues:
Service revenue - See World Satellites, Inc.	$ 1,133,240	$ 1,192,055	$ 2,231,698	$ 2,330,091
Product sales - FTS Wireless, Inc.	$ 632,433	$ 441,337	$ 1,335,395	$ 936,915
Corporate	$ -	$ -	$ -	$ -
	$ 1,765,673	$ 1,633,392	$ 3,567,093	$ 3,267,006

Income (loss) from operations:
Service revenue - See World Satellites, Inc.	$ 269,532	$ 387,015	$ 470,834	$ 621,040
Product sales - FTS Wireless, Inc.	$ (18,779)	$ (47,516)	$ 8,737	$ (62,463)
Corporate	$ (185,760)	$ (245,259)	$ (422,173)	$ (422,391)
	$ 64,993	$ 94,240	$ 57,398	$ 136,186

Identifiable assets:
Service revenue - See World Satellites, Inc.	$ 6,007,296	$ 6,103,748	$ 6,007,296	$ 6,103,748
Product sales - FTS Wireless, Inc.	$ 166,943	$ 366,271	$ 166,943	$ 366,271
Corporate	$ 527,417	$ 249,304	$ 527,417	$ 249,304
	$ 6,701,656	$ 6,719,323	$ 6,701,656	$ 6,719,323

(14)  Restatement

The Company has restated its financial statements for the year ended December 31, 2005 to amend and restate the accounting for derivatives issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. Upon further review of accounting issues, statements and pronouncements by the APB (Accounting Principals Board), FASB (Financial Accounting Standards Board) and EITF (Emerging Issues Task Force), the Company identified the need to include fair value accounting of certain warrants considered to be derivatives in order to be compliant with GAAP (Generally Accepted Accounting Principals) accounting in its quarterly and annual financial statements. For this reason, the Company restated its 10-QSB for the period ended June 30, 2006 to include fair value derivative accounting and reclassification of certain other financial items.

The restatement also reclassified the restricted portion of cash to a separate line item on the Balance Sheet with a corresponding correction to the Statement of Cash Flows to reflect the restriction.

There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders' equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Restatement of previously Issued Quarterly Data (Unaudited)

	As
	previously	Restatement	As
	reported	adjustments	restated

Six months ended June 30, 2006
Interest income (expense)	$(74,068)	$(35,524)	$(109,592)
Change in fair value of derivative liabilities	$-	$(652,875)	$(652,875)
Total other income (expenses)	$(74,068)	$(688,399)	$(762,467)
Net income (loss)	$62,118	$(688,399)	$(626,281)

	As
	previously	Restatement	As
	reported	adjustments	restated

June 30, 2006
Investments	$-	$26,179	$26,179
Prepaid expenses	$154,319	$(52,012)	$102,307
Accounts payable and accrued expenses	$212,946	$35,524	$248,470
Fair value of derivative liabilities	$-	$2,506,816	$2,506,816
Additional paid-in capital	$11,952,059	$(224,110)	$11,727,949
Accumulated deficit	$(10,243,644)	$(2,318,230)	$(12,561,874)
Deferred Compensation	$-	$25,833	$25,833

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

(15)  Subsequent Events

Subsequent to the period ended June 30, 2007, the Company acquired certain Internet domain assets and incorporated Elysium Internet as a Florida Corporation. Beginning with the fiscal third quarter of 2007, the operations of Elysium Internet will be consolidated into FTS Group as a wholly-owned subsidiary. Also, on July 24, 2007, Elysium Internet acquired two Internet directories and related domain assets for a total of $100,000 in cash. Elysium Internet paid $25,000 at closing and will pay an additional $75,000 through September 15, 2007. On July 18, 2007, the Company’s SB-2 registration statement was declared effective.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis contains a comparison of the results of operations for the three and six months ended June 30, 2007 and the same period in 2006. This discussion and analysis should be read in conjunction with the un-audited interim consolidated financial statements and the notes thereto included in this report, and the audited financial statements in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including , but not limited to, our ability to raise capital, our ability to continue as a going concern, our ability to effectively manage our growth, changes in technology, the impact of competition and pricing, and other risks described in this report, our annual report on Form 10-KSB, as amended, and other filings we made from time to time filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Fair Value of Derivative Financial Instruments

We estimate the fair value of complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133).

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

We estimate fair values of derivative financial instruments using various techniques, and combinations thereof that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest-rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries: FTS Wireless, Inc. and See World Satellites, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

Impairment of Long-Lived Assets

We periodically assess realization of long-lived assets, including goodwill. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value is necessary. We believe there was no impairment of such assets at June 30, 2007 or December 31, 2006.

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

Our wholly-owned subsidiary, See World Satellites, Inc., recognizes revenue when it makes a sale within the store, completes a retail satellite receiver installation at the customer's home and the customer signs a contract, or completes a retail service provider satellite receiver installation at the customer's home and signs a contract.

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

Earnings Per Share

We compute the basic net earnings (loss) per common share by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. We compute diluted net earnings (loss) per common share by dividing the net earnings, adjusted on an as-if-converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2007 and 2006, we did not include potential dilutive securities that had an anti-dilutive effect in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

Results of Operations
Segment Results for the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	FTS	FTS	See		FTS	FTS	See
	Group	Wireless	World		Group	Wireless	World
	Inc.	Inc.	Satellites	Total	Inc.	Inc.	Satellites	Total
Revenues
External	$ -	$632,433	$1,133,240	$1,765,673	$ -	$1,335,395	$2,231,698	$3,567,093
Internal	375,000	-	-	375,000	750,000			750,000
Segment Revenues	375,000	632,433	1,133,240	2,140,673	750,000	1,335,395	2,231,698	4,317,093

Cost of Goods Sold	-	538,813	180,597	719,410	-	1,089,436	357,305	1,446,741
	-	-	-	-				-
Gross Profit	375,000	93,620	952,643	1,421,263	750,000	245,959	1,874,393	2,870,352

Selling, General, and Administrative
External	178,377	102,226	674,007	954,610	407,867	216,912	1,385,222	2,010,001
Internal	-	75,000	300,000	375,000	-	150,000	600,000	750,000
Segment S, G, and A	178,377	177,226	974,007	1,329,610	407,867	366,912	1,985,222	2,760,001
	-	-	-	-				-
Subtotal	196,623	(83,606)	(21,364)	91,653	342,133	(120,953)	(110,829)	110,351

Derivative Gain (Loss)	9,681	-	-	9,681	69,935	-		69,935
Depreciation	(7,383)	(10,173)	(9,104)	(26,660)	(14,306)	(20,310)	(18,337)	(52,953)
Interest	(75,058)	-	(138)	(75,196)	(244,074)	-	(646)	(244,720)
	-	-	-	-				-
Net Income (Loss)	123,863	(93,779)	(30,606)	(522)	153,688	(141,263)	(129,812)	(117,387)

Intersegment Adjustments	(375,000)	75,000	300,000	-	(750,000)	150,000	600,000	-

	$(251,137)	$ (18,779)	$ 269,394	$ (522)	$(596,312)	$ 8,737	$ 470,188	$ (117,387)

Sales Revenue

Consolidated

For the three months ended June 30, 2007, consolidated sales increased $132,281, or 8.1%, to $1,765,673, as compared to $1,633,392 for the three months ended June 30, 2006. For the six months ended June 30, 2007, consolidated sales increased $300,087, or 9.2%, to $3,567,093 as compared to $3,267,006 for the six months ended June 30, 2006. The increase in year to date consolidated sales is primarily related to a $398,480 year-over-year sales increase at FTS Wireless, Inc.

FTS Wireless, Inc.

For the three months ended June 30, 2007, FTS Wireless sales increased by $191,096, or 43.3%, to $632,433 when compared to sales of $441,337 for the three months ended June 30, 2006. For the six months ended June 30, 2007, FTS Wireless sales increased by $398,480, or 42.5%, to $1,335,395 when compared to sales of $936,915 for the six months ended June 30, 2006. FTS Wireless generated 36% of our consolidated sales during the three month period ended June 30, 2007 compared to 27% of our consolidated sales during the three months ended June 30, 2006. Our sales revenue for FTS Wireless is primarily generated from the sale of wireless handsets, wireless accessories and related products. The increase in sales revenue at FTS Wireless is primarily related to the expanded network footprint of our primary wireless carrier vendor Metro PCS through the opening of the Orlando, Florida market and an increased focus on selling related wireless accessories.

See World Satellites, Inc.

For the three months ended June 30, 2007, See World's year-over-year sales remained near flat but decreased by $58,815, or 4.9%, to $1,133,240 compared to sales of $1,192,055 for the period ended June 30, 2006. For the six months ended June 30, 2007, See World's year-over-year sales also remained near flat but decreased by $98,393, or 4.2%, to $2,231,698 compared to sales of $2,330,091 for the period ended June 30, 2006. See World Satellites generated 64% of our consolidated sales during the period ended June 30, 2007 as compared to 73% during the period ended June 30, 2006. Our sales revenue for See World Satellites, Inc. is primarily generated from the sale, service and installation of DISH Network satellite television systems. The decrease in year-over-year sales is primarily related to bad weather conditions experienced in the western Pennsylvania area during the beginning of the quarter ended June 30, 2007.

Cost of Goods Sold

Consolidated

For the three months ended June 30, 2007, consolidated cost of goods sold increased by $246,900, or 52.3%, to $719,410, as compared to $472,510 for the three months ended June 30, 2006. For the six months ended June 30, 2007, consolidated cost of goods sold increased by $390,749, or 37.0%, to $1,446,741, as compared to $1,055,992 for the six months ended June 30, 2006. The increase in cost of goods sold is primarily related to increased wireless handset buying and the increase in year-over-year sales at FTS Wireless.

FTS Wireless, Inc.

For the three months ended June 30, 2007, FTS Wireless reported an increase in cost of goods sold of $190,558, or 54.7%, to $538,813 when compared to cost of goods sold of $348,255 for the three months ended June 30, 2006. For the six months ended June 30, 2007, FTS Wireless reported an increase in cost of goods sold of $366,907, or 50.8%, to $1,089,436 when compared to cost of goods sold of $722,529 for the six months ended June 30, 2006. The increase in cost of goods sold is primarily related to increased purchases of wireless handsets and related products as sales have increased.

See World Satellites, Inc.

For the three months ended June 30, 2007, See World Satellites reported an increase in cost of goods sold of $56,342, or 45.3%, to $180,597 when compared to cost of goods sold of $124,255 for the three months ended June 30, 2006. For the six months ended June 30, 2007 See World Satellites reported an increase in cost of goods sold of $23,842, or 7.1%, to $357,305 when compared to cost of goods sold of $333,463 for the six months ended June 30, 2006. The increase in cost of goods sold is related to a slight increase in purchasing products related to the installation of satellite television systems.

Gross Profits

Consolidated

For the three months ended June 30, 2007, gross profits decreased by $114,619, or 9.9%, to $1,046,263 from $1,160,882 during the three months ended June 30, 2006. For the six months ended June 30, 2007, gross profits decreased by $90,662, or 4.1%, to $2,120,352 from $2,211,014 during the six months ended June 30, 2006. The decrease in gross profits is attributed to the increased employee costs and a slight drop in sales at See World Satellites. Gross profits as a percentage of sales decreased 11.8% to 59.3% for the three months ended June 30, 2007 as compared to 71.1% gross profit as a percentage of sales during the three months ended June 30, 2006. Gross profits as a percentage of sales decreased 8.3% to 59.4% for the six months ended June 30, 2007 as compared to 67.7% gross profit as a percentage of sales during the six months ended June 30, 2006. The decrease in gross profits as a percentage of sales is related to the slight decrease in sales at the higher margin business of See World Satellites for the year-over-year period.

FTS Wireless, Inc.

For the three months ended June 30, 2007, gross profits increased by $538, or 0.6%, to $93,620 when compared to gross profit of $93,082 for the three months ended June 30, 2006. For the six months ended June 30, 2007, gross profits increased by $31,573, or 14.7%, to $245,959 when compared to gross profit of $214,386 for the six months ended June 30, 2006. The increase in gross profits during the six month period is primarily related to increased sales of Metro PCS wireless handsets and related increased sales of wireless accessories.

See World Satellites, Inc.

For the three months ended June 30, 2007, See World Satellites’ gross profit decreased by $115,157 or 10.8%, to $952,643 as compared to gross profits of $1,067,800 during the three months ended June 30, 2006. For the six months ended June 30, 2007, See World Satellites’ gross profit decreased by $122,235 or 6.1%, to $1,874,393 as compared to gross profits of $1,996,628 during the six months ended June 30, 2006. The decrease in gross profit is related to the decrease in sales at See World during the year-over-year period and an increase in employee benefit costs.

Selling, General and Administrative

Selling, General and Administrative Expenses for the three months ended June 30, 2007 decreased $85,372, or 8.0%, to $981,270 as compared to $1,066,642 for the three months ended June 30, 2006. Selling, General and Administrative Expenses for the six months ended June 30, 2007, decreased $11,874 or 0.6% to $2,062,954 as compared to $2,074,828 for the six months ended June 30, 2006. The slight decrease in Selling, General and Administrative Expenses for the three and six months ended June 30, 2007 was primarily related to an increased focus by management to control cost and expenses.

Operating Income/Loss

During the three months ended June 30, 2007 operating income decreased by $29,247 to $64,993 as compared to operating income of $94,240 during the three months ended June 30, 2006. During the six months ended June 30, 2007 operating income decreased by $78,788 to $57,398 as compared to operating income of $136,186 during the six months ended June 30, 2006. The decrease in operating income was directly related to increased legal and accounting fees as a result of our earnings restatements as well as a slight decline in sales at See World Satellites, Inc.

Net Income/Loss

During the three months ended June 30, 2007 net income decreased by $6,849,988 to a net loss of $522 as compared to a net income of  $6,849,466 during the three months ended June 30, 2006. During the six months ended June 30, 2007, net loss improved by $508,894, to a net loss of $117,387, as compared to a net loss of $626,281 for the six months ended June 30, 2006. The primary changes to the net income/loss for both the three and six months ended June 30, 2007 and 2006 is related to accounting changes in fair value calculations of derivative liabilities associated with outstanding warrants.

Interest Expense

Interest expense increased by $4,633, or 6.6%, to $75,196 for the three months ended June 30, 2007, as compared to $70,563 for the three months ended June 30, 2006. Interest expense increased by $135,128, or 123.3%, to $244,720 for the six months ended June 30, 2007, as compared to $109,592 for the six months ended June 30, 2006. The year-over-year increase in interest expenses is related to increased financing costs incurred during the year-over-year period.

Liquidity and Capital Resources

Our requirements for capital are to:

o pay down debt,

o fund possible acquisitions, and

o provide working capital and funds to expand our current business.

Our primary source of financing during the three months ended June 30, 2007 includes cash generated from operating activities and cash received from the issuance of common stock.

As of June 30, 2007, our Current Assets were $864,229, consisting of $48,637 in cash, $394,198 in inventories, net, $77,888 of accounts receivables and $343,506 of prepaid expenses and current assets. Current Liabilities were $4,431,596, consisting of $1,157,874 of convertible debentures, current portion, $2,595,140 of notes payable to related parties, $676,969 in accounts payable and accrued expenses and $1,613 of long-term debt, equipment loans.

At June 30, 2007, we had total assets of $6,701,656, consisting of, in addition to the assets described above, Goodwill of $5,177,696, Property and equipment, net of accumulated depreciation of $264,318, unamortized discount of convertible debt of $250,552, Investments of $128,379 and Deposits of $16,482.

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

On January 22, 2007, we issued 15,000,000 unregistered shares of common stock to a group of institutional investors relating to a $1,000,000 financing.

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

On May 4, 2007, we issued 230,303 restricted shares of common stock to an institutional investor relating to the conversion of $3,800 of debt at a price of $0.0165 per share.

On June 11, 2007, we issued 199,117 restricted shares of common stock to an institutional investor relating to the conversion of $3,800 of debt at a price of $0.01908 per share.

On June 14, 2007, we issued 705,882 restricted shares of common stock to an institutional investor relating to the conversion of $14,399.99 of debt at a price of $0.02040 per share.

On June 18, 2007, we issued 245,098 restricted shares of common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.02040 per share.

Subsidiaries

As of June 30, 2007, we had two wholly-owned subsidiaries, FTS Wireless, Inc. and See World Satellites, Inc.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2007, we issued 230,303 restricted shares of common stock to an institutional investor relating to the conversion of $3,800 of debt at a price of $0.0165 per share.

On June 11, 2007, we issued 199,117 restricted shares of common stock to an institutional investor relating to the conversion of $3,800 of debt at a price of $0.01908 per share.

On June 14, 2007, we issued 705,882 restricted shares of common stock to an institutional investor relating to the conversion of $14,399.99 of debt at a price of $0.02040 per share.

On June 18, 2007, we issued 245,098 restricted shares of common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.02040 per share.

With respect to the sales of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

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

3.4 Certificate of Designation for Series B Convertible Preferred Stock, dated March 8, 2006 (included as Exhibit 10.1 to the Form 8-K filed March 13, 2006, and incorporated herein by reference).

4.1 Form of Certificate for Common Shares (included as exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference).

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

10.37 Amendment to extend Authorized Regional Service Provider Agreement between the Company and Dish Network Service LLC, dated March 31, 2006 (included as Exhibit 10.2 to the Form 8-K filed March 31, 2006, and incorporated herein by reference).

10.38 Letter Agreement between the Company and EchoStar Satellite LLC, dated March 27 2006 (included as exhibit 10.1 to the Form 8-K filed April 5, 2006, and incorporated herein by reference).

10.39 Employment Agreement between the Company and Scott Gallagher, dated November 15, 2005 with amended start date of February 1, 2007 (included as exhibit 10.27 to the Form 10-QSB filed May 15, 2006, and incorporated herein by reference).

10.40 Employment Agreement between the Company and David Rasmussen, dated February 1, 2006 (included as exhibit 10.28 to the Form 10-QSB filed May 15, 2006, and incorporated herein by reference).

10.41 Promissory Note between the Company and Alpha Capital Anstalt, dated January 22, 2007 (included as exhibit 10.1 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

10.42 Promissory Note between the Company and Ellis International, Ltd., dated January 22, 2007 (included as exhibit 10.2 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

10.43 Promissory Note between the Company and Platinum Long Term Growth V, dated January 22, 2007 (included as exhibit 10.3 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

10.44 Promissory Note between the Company and Whalehaven Capital Fund Limited, dated January 22, 2007 (included as exhibit 10.4 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

10.45 Assignment and Amendment No. 1 to Note Agreement by and among the Company, Richard E. Miller and Assignees, dated January 22, 2007 (included as exhibit 10.5 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

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
August 14, 2007