Form 10-Q
period 2007-09-30
FTS GROUP, INC.
filed 2007-11-19
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-QSB
(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of September 30, 2007, we had 159,234,925 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS .

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Assets	2007	2006
Current assets:
Cash and cash equivalents	$25,030	$ 115,056
Restricted cash	-	-
Accounts receivable	34,956	130,025
Inventories, net	365,305	373,734
Prepaid expenses and current assets	448,925	247,686
Total current assets	874,216	866,501

Property and equipment, net of accumulated depreciation	157,642	303,641
Domain portfolio	236,511	-
Unamortized discount on convertible debt	168,485	232,925
Unamortized debt issuance costs	-	29,573
Investments	-	92,505
Goodwill	5,177,696	5,177,696
Deposits	16,482	16,482
Total assets	$6,631,032	$ 6,719,323

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$735,235	$ 548,707
Current portion of notes payable to related parties, net of discount	2,567,817	1,820,215
Convertible debentures-current portion	1,154,074	1,238,321
Current installments of long-term debt-equipment loans	-	4,824
Total current liabilities	4,457,126	3,612,067

Fair value of derivative liabilities	286,972	453,039
Convertible debentures		-
Long-term debt to related parties, less current installments	-	1,000,000
Total liabilities	4,744,098	5,065,106

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Convertible preferred stock, Series B, $0.01 par value:
1,000,000 Shares authorized, issued and outstanding at September 30, 2007.	10,000	10,000
Common stock, $.001 par value. Authorized 855,000,000 shares:
159,234,925 shares issued and outstanding at September 30, 2007.
137,650,469 shares issued and outstanding at December 31, 2006.	159,235	137,650
Additional paid-in capital	12,598,452	12,231,626
Accumulated deficit	(10,867,420)	(10,704,226)
Total stockholders' equity	1,900,267	1,675,050

Deferred stock compensation	(13,333)	(20,833)

Total liabilities and stockholders' equity	$6,631,032	$ 6,719,323

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30,		Nine Months ended September 30
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenues	$1,826,229	$1,645,247	$5,393,322	$4,912,254

Cost of goods sold	740,754	530,754	2,187,495	1,586,747

Gross profit	1,085,475	1,114,493	3,205,827	3,325,507

General and administrative expenses	1,214,015	1,008,030	3,294,968	3,082,858

Income (loss) from operations	(128,540)	106,463	(89,141)	242,649

Other income (expense)
Change in fair value of derivative liabilities	96,132	315,966	166,067	(336,909)
Interest	(13,393)	(74,828)	(240,115)	(184,420)
	82,739	241,138	(74,048)	(521,329)

Net income (loss)	$(45,801)	$347,601	$(163,189)	$(278,680)

Per share information:
Weighted average shares outstanding
Basic	157,574,154	114,977,066	154,142,294	112,767,697

Diluted	157,574,154	117,230,110	154,142,294	122,383,360

Net loss per common share:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)

Diluted
	$(0.00)	$0.00	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007		2006
			(Restated)
Cash flows from operating activities:
Net income (loss)	$(163,189)		$(278,680)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	366,539		291,042
Common shares issued for services	-		98,400
Amortization of debt discount	13,775		-
Amortization of deferred stock compensation	7,500		6,667
Loss on disposal of assets	87,607		-
Change in fair value of derivative liabilities	(166,067)		336,909
(Increase) decrease in operating assets:
Accounts receivable	95,069		(72,191)
Inventories	8,429		(192,152)
Prepaid expenses	(201,239)		338,947
Other assets	-		(1,043)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	197,990		(356,808)
Net cash provided by (used in) operating activities	246,414		171,091

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.	-		(206,100)
Investment in private entities	(35,874)		(59,339)
Capital expenditures for property and equipment	(14,860)		(88,177)
Expenditures for acquisition of intellectual property	(108,132)
Proceeds from funding restricted for investment in acquisition	-		(440,000)
Release of restriction on funding proceeds for investment in acquisition	-		1,060,000
Payment to See World Satellites, Inc. acquisition	-		(1,000,000)
Net cash provided by (used in) investing activities	(158,866)		(733,616)

Cash flows from financing activities:
Proceeds from issuance of stock	-		665,964
Proceeds from convertible debentures	-		30,000
Proceeds from notes payable related parties	45,000		-
Repayments of notes payable-truck loans	(4,824)		(12,411)
Repayments of notes payable to individuals	(162,500)		635,002
Repayment of loans from related parties	(55,250)		(973,753)
Net cash provided by (used in) financing activities	(177,574)		344,802

Net decrease in cash	(90,026)		(217,723)

Cash at beginning of year	115,056		243,079
Cash at end of year	$25,030		$25,356

Supplemental schedule of cash flow information:
Interest paid	$4,822		4,524

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$136,647		8,085

Acquisition of See World Satellites, Inc.
Final negotiated purchase price of 100% of See World Satellites, Inc. stock	$-		5,500,000
Amount financed through formal promissory note	-		(3,500,000)
Paid in preferred stock of FTS Group, Inc.	-		(1,000,000)
Due upon contact execution completion-restricted cash at 3/31/2006	-		(500,000)
Cash paid for See World Satellites, Inc. acquisition	$-		500,000

Stock issued as loan inducements	$251,764		$-

Reassignment of note payable from Richard Miller to Funds	$1,000,000	$

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)

(1)  Summary of Significant Accounting Policies

Organization, Ownership and Business

FTS Group, Inc. (the "Company") is a holding company incorporated under the laws of the State of Nevada. The Company is focused on developing, acquiring and investing in cash-flow positive businesses and viable business ventures primarily in the Internet, wireless and technology industries. Through its two wholly-owned wireless subsidiaries, See World Satellites, Inc. and FTS Wireless, Inc., the Company operates a diversified wireless business engaged in the installation and distribution of next generation wireless communications and entertainment products and services for businesses and consumers alike. The Company's wholly-owned subsidiary, See World Satellites, Inc., is a leading installer and distributor of satellite television systems and related products and services for DISH Networks in the western Pennsylvania marketplace. The Company's wholly-owned subsidiary, FTS Wireless, Inc., is a retail distributor of wireless communications products and accessories primarily operating in the gulf coast market of Florida. Through its third wholly-owned subsidiary, Elysium Internet, Inc., the Company operates a diversified Internet advertising and directory business.  Elysium owns and operates a network of advertising related web sites through its extensive domain portfolio, as well as a business directory targeting the therapeutic provider community. Elysium currently has several other directory sites under development.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FTS Wireless, Inc., See World Satellites, Inc. and Elysium Internet, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at September 30, 2007 or December 31, 2006.

Revenue Recognition

The Company recognizes revenue from the activation of new wireless customers and the sale of wireless handsets, airtime and accessories at the time of activation or sale. The Company also recognizes revenue when a customer signs up for advertising through its Internet directory site or when it generates Pay Per Click (“PPC”) advertising revenue through its Internet affiliate relationships.

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

Earnings Per Share

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings, adjusted on an as-if-converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2007 and 2006, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising expense was $90,854 and $74,629 for the nine months ended September 30, 2007 and 2006, respectively.

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

Fair Value of Derivative Financial Instruments

The Company estimates the fair value of complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statement on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (SFAS 133).

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company frequently enters into certain other financial instruments and contracts, such as debt financing arrangements, preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by SFAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for, and reporting, of a change in accounting principles. SFAS No. 154 requires retrospective application of changes in accounting principles to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006. Any impact on the Company's consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this statement was issued. Management believes the adoption of this statement has not impacted the financial statements of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement has not impacted the financial statements of the Company.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement has impacted the financial statements of the Company.

(2)  Property and Equipment

Major classes of property and equipment, together with their estimated useful lives, consisted of the following at September 30, 2007 and December 31, 2006:

	Years	2007	2006
Leasehold Improvements	5	4,032	142,822
Furniture and Fixtures	5	208,252	194,340
Equipment	3-5	120,583	120,583
Vehicles	3	18,777	25,777
Total property and equipment		351,644	483,522
Less: accumulated depreciation		(194,002)	(179,881)

Net property and equipment		157,642	303,641

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $72,575 and $92,237, respectively

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

(4)  Convertible Debt

In December 2005 and January 2006, the Company raised a total of $1,470,000 from the issuance of $1,858,622 in Secured Convertible Promissory Notes to selected subscribers. The Notes were issued at an original discount of 21%. On December 29, 2005, the Company received $1,000,000 of the proceeds and an additional $470,000 in January 2006. Both amounts were after discount, but before expenses. The Company agreed to issue 100 Class A and 50 Class B Warrants for each 100 shares on the closing date of the issuance of the Notes, assuming complete conversion. The Company also agreed to issue 36,260,486 shares of common stock to be distributed pro rata to purchasers of the Notes (the common stock was issued effective December 29, 2005 and is included in the number of shares issued and outstanding at December 31, 2005). The conversion prices of the Notes, Class A Warrants and Class B Warrants as stated on the Notes are $0.04, $0.02868 and $0.0239, respectively.

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

(5)  Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three and nine months ended September 30, 2007 and 2006 is eliminated by net operating loss carry forwards.

(6)  Operating Leases

The Company leases real property for its six retail locations and its corporate office. Four of the locations have lease terms ranging from one to five years while two locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Annual
Year Ending	Payments
2007	$28,250
2008	93,600
2009	52,800
2010	52,800
2011	52,800
2012	17,600
$297,850

Rent expense was $90,982 and $92,849 for the nine months ended September 30, 2007 and 2006, respectively.

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

On June 14, 2007, the Company issued 705,882 restricted shares of common stock to an institutional investor relating to the conversion of $14,400 of debt at a price of $0.02040 per share.

On June 18, 2007, the Company issued 245,098 restricted shares of common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.02040 per share.

On July 9, 2007, the Company issued 588,235 restricted shares of common stock to an institutional investor relating to the conversion of $11,000 of debt at a price of $0.01870 per share.

On July 30, 2007, the Company issued 208,905 restricted shares of common stock to an institutional investor relating to the conversion of $3,800 of debt at a price of $0.01819 per share.

On July 30, 2007, the Company issued 750,000 restricted shares of common stock to an investor relating to a $25,000 loan agreement entered into.

On September 18, 2007, the Company issued 1,522,491 shares of common stock to an institutional investor relating to the conversion of $22,000 of debt at a price of $0.0145 per share.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Company's Board of Directors, in its discretion, from funds legally available therefore, subject to the rights of Preferred stockholders. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. In the event of the Company's liquidation, dissolution or winding up, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities, subject to the rights of Preferred stockholders. Please refer to the discussion below under "Preferred Stock."

Preferred Stock

The Company's Articles of Incorporation, as amended, vest its Board of Directors with authority to divide the Company’s Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation, as amended, in respect to, among other things, (i) the number of shares to constitute such series and the distinctive designations thereof; (ii) the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue; (iii) whether Preferred Stock may be redeemed and, if so, the redemption price and the terms and conditions of redemption; (iv) the liquidation preferences payable on Preferred Stock in the event of involuntary or voluntary liquidation; (v) sinking fund or other provisions, if any, for redemption or purchase of Preferred Stock; (vi) the terms and conditions by which Preferred Stock may be converted, if the Preferred Stock of any series are issued with the privilege of conversion; and (vii) voting rights, if any. A total of 150,000 shares were designated Series A Preferred Stock. However, no shares of Series A are outstanding. All Series A Preferred shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividends are payable in cash and are cumulative. During the third through fifth years in which the Series A Preferred shares are outstanding, the holders are entitled to 3.75% of the Company's net profits, also payable in cash. The Company may redeem this Series A Preferred Stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

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

At June 30, 2007, a total of 1,000,000 shares were designated Series B Convertible Preferred Stock and all 1,000,000 shares are outstanding. Upon liquidation (voluntary or otherwise), dissolution or winding up of the Company, holders of Series B Convertible Preferred Stock will receive their pro rata share of the total value of the assets and funds of the Company to be distributed, assuming the conversion of Series B Convertible Preferred Stock to common stock. The holders of shares of Series B Convertible Preferred Stock shall not be entitled to receive dividends and shall have no voting rights. As of June 1, 2006, the shares of Series B Convertible Preferred Stock are redeemable at $2.00 per share solely at the Company's option.

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

(9)  Options and Warrants

Options

The Company had a Non-Qualified Stock Option and Stock Grant Plan. For the year ended December 31, 2005, the Company had not granted any options. Under the Plan, the Company's Board of Directors had reserved 2,500,000 shares that may have been granted at the Board of Directors' discretion. No option may have been granted after July 27, 2007 and the maximum term of the options under the Plan is ten years. In accordance with SFAS 123R, the Company reviewed the provisions of the Plan and its related outstanding options to comply with the required fair value analysis component to SFAS 123R that took effect January 1, 2006. During this analysis, the Company determined that the 598,000 options previously issued have expired and are no longer outstanding as of January 1, 2006, per Plan provisions.

Warrants

The following details warrants outstanding as of September 30, 2007:

The Company had 3,000,000 warrants outstanding relating to a dividend declared to stockholders of record on August 27, 2004. The warrants had an exercise price of $0.25 and expired on August 7, 2007.

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

The table below summarizes warrants issued prior to December 2005 and still outstanding as of the period ended Septmber 30, 2007.

	September 30, 2007	September 30, 2007
	Underlying Shares	Exercise Price
Warrants issued during 2000	1,036,000	$1.50
Warrants issued during 2004 (Expired on August 7, 2007)	0	$0
Warrants issued during 2004 and 2005, A Warrants	4,956,250	$0.045

On September 28, 2005, the Company reduced the exercise price of the A Warrants from $0.12 to $0.10. Additionally, the Company reduced the exercise price of the B Warrants from $0.08 to $0.03. On July 17, 2006, the Company lowered the exercise price on the A Warrants from $0.10 to $0.045.

In accordance with the subscription agreement relating to the private placement closed on December 29, 2005, the Company issued the following warrants. Investors received two classes of warrants, called Class A and Class B Warrants, for each share of common stock purchased. The A Warrants have an exercise price of $0.02868 per share and the B Warrants have an exercise price of $0.0239 per share.

The Company filed the terms and conditions of the financing and registration rights in January 2006 on Form 8-K. The funds raised in the private placement were primarily used for the acquisition of the Company's wholly-owned subsidiary, See World Satellites, Inc.

The table below summarizes the Class A and B Warrants outstanding as of September 30, 2007, relating to the financing closed on December 29, 2005.

	September 30, 2007	September 30, 2007
	Underlying Shares	Exercise Price
Warrants issued in December 2005
A Warrants	46,465,550	$0.02868
B Warrants	11,774,437	$0.0239
B Warrants (new)	11,458,338	$0.04

At September 30, 2007, 1,185,350 restricted shares due to one of the investors remained unissued.

(10)  See World Acquisition

Effective January 3, 2006, the Company acquired 100% of the capital stock of See World Satellites, Inc. ("See World"), for consideration, providing for (i) $1,000,000 in cash to the stockholder of See World, (ii) a promissory note in the amount of $3,500,000 and (iii) $1,000,000 in convertible preferred stock of the Company.

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

SFAS 141 also requires in the year of the acquisition, pro forma information displaying the results of operations for the current period as if the combination had been completed at the beginning of the period, unless the acquisition was at or near the beginning of the period. Since See World Satellites, Inc. was acquired on January 3, 2006, the first business day of the year, and the Company determined transactions between January 1, 2006 through January 2, 2006 to be immaterial, pro forma presentation is deemed unnecessary.

(11)  Related Party Transactions (See World Acquisition)

At September 30, 2007, the Company had the following debt obligations and made the following payments to Mr. Richard Miller, a director and President of the Company's wholly-owned subsidiary, See World Satellites, Inc. The Company paid Mr. Miller $500,000 on January 3, 2006 relating to the acquisition of See World. The Company carried a short-term note obligation in the amount of $500,000 due to Mr. Miller. This note was due within 30 days of the effective date of a new five-year contract among Echo Star Satellites, L.L.C., DISH Network Services, L.L.C. and See World. During the three months ended September 30, 2006, the Company paid this note in full. Additionally, the Company issued 1,000,000 shares of its Series B Convertible Preferred Stock to Mr. Miller during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the Company's option or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00. On April 3, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3.25 million as of June 30, 2006. On July 5, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3 million. In October 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount due to $2.75 million. In January 2007, the Company made a $1,000,000 payment to Mr. Miller reducing the outstanding note amount to $1.75 million. In February 2007, the Company made a $162,500 payment to Mr. Miller reducing the outstanding note amount to $1.587 million at September 30, 2007. The Company filed an 8-K with the terms and conditions of this note on January 5, 2006.

(12)  Stock-Based Compensation

The disclosures required by paragraph 84 of SFAS 123 (R) are stated below, although the Company had not granted any options from 2001 to September 30, 2007.

	September 30, 2007	September 30, 2006
Net Income/ (Loss) as reported	$(163,189)	$(278,680)
Basic and diluted earnings per share as reported	$(0.00)	$(0.00)
Share-based employee compensation cost net of related tax effects included in net income as reported	-	-
Share-based employee compensation cost net of related tax effects that would have been included in the net income if the fair-value based method had been applied to all awards	-	-
Pro-forma net income as if the fair-value method had been applied to all awards	$(163,189)	$(278,680)
Pro-forma basic and diluted earnings per share as if the fair-value based method had been applied to all awards.	$(0.00)	$(0.00)

(13) Segment Information

The Company has three reportable segments and corporate overhead: (1) product sales for wireless products segment, includes sales of wireless handsets and accessories; (2) service revenues for installments of satellites segment, includes sales of satellite dish equipment and installations; (3) sales revenue generated through Internet advertising and affiliate programs and (4) a holding company for current and future commercial ventures. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	Three Months Ended September 30,		Nine Months ended September 30
	2007	2006	2007	2006
Revenues:
Service revenue - See World Satellites, Inc.	$1,186,663	$1,233,984	$3,418,361	$3,564,075
Product sales - FTS Wireless, Inc.	$620,092	$411,263	$1,955,487	$1,348,179
Internet Media Revenue-Elysium Internet, Inc.	$19,474	$-	$19,474	$-
Corporate	$-	$-	$-	$-
	$1,826,229	$1,645,247	$5,393,322	$4,912,254

Income (loss) from operations:
Service revenue - See World Satellites, Inc.	$208,265	$356,193	$679,101	$977,448
Product sales - FTS Wireless, Inc.	$(118,692)	$(71,642)	$(109,956)	$(134,105)
Internet Media Revenue-Elysium Internet, Inc.	$10,087	$-	$10,087	$-
Corporate	$(228,200)	$(178,088)	$(668,373)	$(600,694)
	$(128,540)	$106,463	$(89,141)	$242,649

Identifiable assets:
Service revenue - See World Satellites, Inc.			$6,049,511	$5,807,205
Product sales - FTS Wireless, Inc.			$75,523	$289,866
Domains-Elysium Internet, Inc.			$240,371	$-
Corporate			$265,627	$622,252
			$6,631,032	$6,719,323

(14)  Restatement

The Company has restated its financial statements for the year ended December 31, 2005 to amend and restate the accounting for derivatives issued in connection with a financing closed December 29, 2005. These security components were originally treated as equity transactions associated with the issuance of secured, convertible promissory notes. Upon further review of accounting issues, statements and pronouncements by the APB (Accounting Principles Board), FASB (Financial Accounting Standards Board) and EITF (Emerging Issues Task Force), the Company identified the need to include fair value accounting of certain warrants considered to be derivatives in order to be compliant with GAAP (Generally Accepted Accounting Principals) accounting in its quarterly and annual financial statements. For this reason, the Company restated its 10-QSB for the period ended September 30, 2006 to include fair value derivative accounting and reclassification of certain other financial items.

The restatement also reclassified the restricted portion of cash to a separate line item on the Balance Sheet with a corresponding correction to the Statement of Cash Flows to reflect the restriction.

There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders' equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:
Restatement of previously Issued Quarterly Data (Unaudited)

	As
	previously	Restatement	As
	reported	adjustments	restated

Nine months ended September 30, 2006
Interest income (expense)	$(110,980)	$(73,440)	$(184,420)
Change in fair value of derivative liabilities	$-	$(336,909)	$(336,909)
Total other income (expenses)	$(110,980)	$(410,349)	$(521,329)
Net income (loss)	$131,669	$(410,349)	$(278,680)

	As	2006
	previously	Restatement	As
	reported	adjustments	restated

September 30, 2006
Investments	$-	$59,339	$59,339
Prepaid expenses	$199,714	$(82,672)	$117,042
Accounts payable and accrued expenses	$145,483	$73,440	$218,923
Fair value of derivative liabilities	$-	$2,190,851	$2,190,851
Accumulated deficit	$(10,174,095)	$(2,040,180)	$(12,214,275)
Deferred Compensation	$-	$23,333	$23,333

In addition, two reclassifications are required for previously reported activity. First, the Company invested funds into Elysium Internet. This investment was initially treated as prepaid expense. However, a reclassification to Investment is appropriate in each of the first three quarters. Second, David Rasmussen was given 1,500,000 shares of the Company’s common stock as part of his employment contract. The value of this stock was entered as a prepaid item, and is being amortized over the term of his employment contract. However, a reclassification to Deferred Compensation is appropriate for this item. These two items have balance sheet impact only.

(15)  Subsequent Events

Subsequent to the period ended September 30, 2007, the Company acquired intellectual property relating to a patent application filed with the United States Patent and Trademark Office relating to a patent application submitted by an inventor that covers the process of a cell phone translation device whereby the filed patent application illustrates the process of translating languages from one to another (Spanish to English and English to Spanish, etc.) over a cellular network.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis contains a comparison of the results of operations for the three and nine months ended September 30, 2007 and the same period in 2006. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and the audited financial statements in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-KSB, as amended, and other filings we made from time to time filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We are an acquisition and development company focused on developing, acquiring and investing in cash-flow positive businesses and viable business projects primarily in the Internet, wireless and technology industries. We operate a diversified wireless business through two of our wholly-owned subsidiaries, See World Satellites, Inc. and FTS Wireless, Inc. See World is a Regional Service Provider, or RSP, and retail distributor for DISH Network Services satellite television systems primarily to business and retail customers in the western Pennsylvania market and nationally through our retail channel. FTS Wireless is an emerging distributor of next generation wireless communications devices and related products and services. FTS Wireless operates a chain of six retail wireless locations in the Gulf Coast market of Florida. All of the retail locations are leased properties. Through our third wholly-owned subsidiary, Elysium Internet, Inc., an online media Company focused on developing and acquiring a subscription based targeted Internet directory business. We own and operate an Internet media and advertising business. We generate revenue by selling advertising directly to customers through our directory web sites as well as through affiliate programs that leverage the direct navigation Internet traffic of our domain portfolio.

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

Fair Value of Derivative Financial Instruments

We estimate the fair value of complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statement on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (SFAS 133).

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we frequently enter into certain other financial instruments and contracts, such as debt financing arrangements, preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by SFAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimate fair values of derivative financial instruments using various techniques and combinations thereof that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest-rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries: FTS Wireless, Inc., See World Satellites, Inc. and Elysium Internet, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

Intangible Assets

SFAS No. 142 eliminates the amortization of goodwill and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. We adopted SFAS No. 142 effective January 1, 2002. Goodwill and indefinite-lived intangible asset impairment is always assessed based upon a comparison of carrying value with fair value.

Impairment of Long-Lived Assets

We periodically assess realization of long-lived assets, including goodwill. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value is necessary. We believe there was no impairment of such assets at September 30, 2007 or December 31, 2006.

Revenue Recognition

Through our wholly-owned subsidiary, FTS Wireless, Inc., we recognize revenue from the activation of new wireless customers and the sale of wireless handsets, airtime and accessories at the time of activation or sale.

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

Through our wholly-owned subsidiary Elysium Internet, Inc., we recognize revenue when we sell advertising to a customer on our Internet directory as well as when we realize Pay Per Click,or PPC, sales through our affiliate channel partners.

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

Earnings Per Share

We compute the basic net earnings (loss) per common share by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. We compute diluted net earnings (loss) per common share by dividing the net earnings, adjusted on an as-if-converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2007 and 2006, we did not include potential dilutive securities that had an anti-dilutive effect in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

Advertising Costs

The cost of advertising is expensed as incurred.

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

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

Results of Operations
Segment Results for the Three and Nine Months Ended September 30, 2007 and 2006
	Three Months Ended September 30, 2007					Nine Months Ended September 30, 2007
	FTS	FTS	See	Elysium		FTS	FTS	See	Elysium
	Group	Wireless	World	Internet		Group	Wireless	World	Internet
	Inc.	Inc.	Satellites	Inc.	Total	Inc.	Inc.	Satellites	Inc.	Total
Revenues
External	$-	$620,092	$1,186,663	$19,474	$1,826,229	$-	$1,955,487	$3,418,361	$19,474	$5,393,322
Internal	375,000	-	-	-	375,000	1,125,000	-	-	-	1,125,000
Segment Revenues	375,000	620,092	1,186,663	19,474	2,201,229	1,125,000	1,955,487	3,418,361	19,474	6,518,322

Cost of Goods Sold	-	539,637	191,730	9,387	740,754	-	1,629,073	549,035	9,387	2,187,495

Gross Profit	375,000	80,455	994,933	10,087	1,460,475	1,125,000	326,414	2,869,326	10,087	4,330,827

Selling, General, & Administrative
External	220,868	108,580	777,385	-	1,106,833	646,735	325,496	2,162,606	-	3,134,837
Internal	-	75,000	300,000	-	375,000	-	225,000	900,000	-	1,125,000
Segment S, G, &A	220,868	183,580	1,077,385	-	1,481,833	646,735	550,496	3,062,606	-	4,259,837

Subtotal	154,132	(103,125)	(82,452)	10,087	(21,358)	478,265	(224,082)	(193,280)	10,087	70,990

Derivative Gain (Loss)	96,132	-	-	-	96,132	166,067	-	-	-	166,067
Depreciation	(7,332)	(2,960)	(9,282)	-	(19,574)	(21,638)	(23,267)	(27,619)	-	(72,524)
Loss in Disposed Assets	-	(87,607)	-	-	(87,607)	-	(87,607)	-	-	(87,607)
Interest	(13,135)	-	(259)	-	(13,394)	(239,210)	-	(905)	-	(240,115)

Net Income (Loss)	229,797	(193,692)	(91,993)	10,087	(45,801)	383,484	(334,956)	(221,804)	10,087	(163,189)

Intersegment Adjustments	(375,000)	75,000	300,000	-	-	(1,125,000)	225,000	900,000	-	-
					0					0
	$(145,203)	$(118,692)	$208,007	$10,087	$(45,801)	$(741,516)	$(109,956)	$678,196	$10,087	$(163,189)

 Results of Operations and Financial Condition

Three Months Ended September 30, 2007 versus September 30, 2006

Total Operating Revenues

We generated $1,826,229 of total revenues for the three months ended September 30, 2007 as compared to $1,645,247 for the three months ended September 30, 2006 resulting in an increase of 11%. The increase in year over year revenue is primarily related to a revenue increase of $208,829 or 50.7% at FTS Wireless and the inclusion of revenues related to our new Internet media business, Elysium Internet, Inc.

Total Operating Costs and Expenses

Total operating costs rose $415,985 or 27.0% to $1,954,769 for the three months ended September 30, 2007 compared to $1,538,784 for the three months ended September 30, 2006. Included in total operating cost was a 39.6% increase in cost of goods sold from $530,754 during the three months ended September 30, 2006 to $740,754 during the three months ended September 30, 2007. The primary reason for the increase in cost of goods sold was related to the increase in sales at our lower margin business FTS Wireless and a decrease in sales at our higher margin business at See World Satellites. The decrease in sales at See World Satellites in related to lower commissions received on satellite installations during the period. General and Administrative expenses increased $205,985 or 20.4% from $1,008,030 during the three months ended September 30, 2006 to $1,214,015 during the three months ended September 30, 2007. The increase in General and Administrative expenses primarily relates to increases in gas prices at See World satellite and increased legal and accounting expenses incurred as a result of  issues relating to our accounting for derivatives.

Other Income (Expense)

Included in other income is a decrease of $219,834 in income relating to changes in the fair value of derivative liabilities. Income from derivative liabilities decreased from $315,966 during the three months ended September 30, 2006 to $96,132 for the three months ended September 30, 2007.

Net Income (Loss) from Continuing Operations

We reported a net loss of $45,801 for the three months ended September 30, 2007 compared to net income of $347,601 for the three months ended September 30, 2006. The $301,800 decrease in net income is primarily related to the decrease in derivative liability income and the increase in legal, accounting and SEC filing expenses incurred during the period ended September 30, 2007.

Nine Months Ended September 30, 2007 versus September 30, 2006

Total Operating Revenues

We generated $5,393,322 of total revenues for the nine months ended September 30, 2007 as compared to $4,912,254 for the nine months ended September 30 2006 resulting in an increase of 9.8%. The increase in year over year revenue is primarily related to a revenue increase of   $607,308 or 45.0% at FTS Wireless and the inclusion of revenues related to our new Internet media business, Elysium Internet, Inc.

Total Operating Costs and Expenses

Total operating costs rose $812,858 or 17.4% to $5,482,463 for the nine months ended September 30, 2007 compared to $4,669,605 for the nine months ended September 30, 2006. Included in total operating cost was a 37.9% increase in cost of goods sold from $1,586,747 during the nine months ended September 30, 2006 to $2,187,495 during the nine months ended September 30, 2007. The primary reason for the increase in cost of goods sold was related to the increase in sales at our lower margin business FTS Wireless and a decrease in sales at our higher margin business at See World Satellites. The decrease in sales at See World Satellites in related to lower commissions received on satellite installations during the period ended September 30, 2007. General and Administrative expenses increased $212,110 or 6.9% from $3,082,858 during the nine months ended September 30, 2006 to $3,294,968 during the nine months ended September 30, 2007. The increase in General and Administrative expenses is related to increases in gas prices at See World Satellites and increased legal, accounting and SEC filing expenses incurred during the period ended September 30, 2007.

Other Income (Expense)

Included in other income is an increase of $502,976 in income relating to changes in the fair value of derivative liabilities. Income from derivative liabilities increased from an expense of $336,909 during the nine months ended September 30, 2006 to income of $166,067 for the nine months ended September 30, 2007. Interest expenses increased $55,695 from $184,420 for the nine months ended September 30, 2006 to $240,115 for the nine months ended September 30, 2007. The increase in interest expenses is related to increased financing related expenses incurred during the nine months ended September 30, 2007.

Net Income (Loss) from Continuing Operations

We reported a net loss of $163,189 for the nine months ended September 30, 2007 compared to a net loss of $278,680 for the nine months ended September 30, 2006. The $115,491 improvement in net income is primarily related to changes in the fair value calculations of derivative liabilities.

Liquidity and Capital Resources

Our requirements for capital are to:

o pay down debt,

o fund possible acquisitions, and

o provide working capital and funds to expand our current business.

Our primary source of financing during the nine months ended September 30, 2007 includes cash generated from operating activities and cash received from the issuance of common stock.

As of September 30, 2007, our Current Assets were $874,216, consisting of $25,030 in cash, $365,305 in inventories, net, $34,956 of accounts receivables and $448,925 of prepaid expenses and current assets. Current Liabilities were $4,457,126, consisting of $1,154,074 of convertible debentures, current portion, $2,567,817 of notes payable to related parties and $735,235 in accounts payable and accrued expenses.

At September 30, 2007, we had total assets of $6,631,032, consisting of, in addition to the assets described above, Goodwill of $5,177,696, Property and equipment, net of accumulated depreciation of $157,642, unamortized discount of convertible debt of $168,485, Internet domain portfolio of $236,511 and Deposits of $16,482.

Going Concern Opinion

We believe that our continued existence is dependent upon our ability to grow the profits of our satellite television operations and make our retail wireless operations profitable, and our ability to raise additional capital to reduce debt. Accordingly, the notes to our unaudited, interim consolidated financial statements express substantial doubt about our ability to continue as a going concern.

Financing Activities

On January 5, 2007, We issued 1,000,000 restricted shares of common stock relating to the conversion of $40,000 of debt at a price of $0.04 per share.

On January 22, 2007, We issued 15,000,000 restricted shares of common stock to four accredited investors relating to a $1,000,000 financing.

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

On July 9, 2007, We issued 588,235 restricted shares of common stock to an institutional investor relating to the conversion of $11,000 of debt at a price of $0.01870 per share.

On July 30, 2007, We issued 750,000 restricted shares of common stock to an investor relating to a $25,000 loan agreement.

On July 30, 2007, We issued 208,905 restricted shares of common stock to an institutional investor relating to the conversion of $3,800 of debt at a price of $0.01819 per share.

On September 18, 2007, We issued 1,522,491 shares of common stock to an institutional investor relating to the conversion of $22,000 of debt at a price of $0.0145 per share.

Subsidiaries

As of September 30, 2007, we had three wholly-owned subsidiaries, FTS Wireless, Inc., See World Satellites, Inc. and Elysium Internet, Inc.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the third quarter covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any litigation or potential litigation that could have a material impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 30, 2007, we issued 750,000 restricted shares of common stock to an investor relating to a $25,000 loan agreement.

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

4.2 A Warrant Form (included as exhibit 4.1 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

4.3 B Warrant Form (included as exhibit 4.2 to the Form 8-K filed March 24, 2005, and incorporated herein by reference).

4.4 A Warrant Form (included as Exhibit 4.1 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

4.5 B Warrant Form (included as Exhibit 4.2 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

4.6 Form of Common Stock Purchase Warrant between the Company and Olympus Securities, (included as exhibit 4.16 to the Form SB-2/A filed July 5, 2006, and incorporated herein by reference).

10.1 Lease Agreement between the Company and Investments Limited, dated August 25, 2004 (included as exhibit 10.1 to the Form 8-K filed September 9, 2004, and incorporated herein by reference).

10.2 Promissory Note between the Company and Alpha Capital Aktiengesellschaft (included as Exhibit 10.1 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.3 Subscription Agreement between the Company and certain subscribers, dated December 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.4 Guaranty Agreement between the Company and certain lenders, dated December 29, 2005 (included as Exhibit 10.3 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.5 Security Agreement between the Company and certain lenders, dated December 29, 2005 (included as Exhibit 10.4 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.6 Security and Pledge Agreement between the Company and certain lenders, dated December 29, 2005 (included as Exhibit 10.5 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.7 Collateral Agent Agreement between the Company and certain lenders (included as Exhibit 10.6 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.8 Promissory Note between the Company and Richard E. Miller, dated January 3, 2006 (included as Exhibit 10.1 to the Form 8-K filed January 9, 2006, and incorporated herein by reference).

10.9 Stock Purchase Agreement between the Company and Richard E. Miller, dated January 3, 2006 (included as Exhibit 10.2 to the Form 8-K filed January 9, 2006, and incorporated herein by reference).

10.10 Stock Escrow Agreement between the Company, Richard E. Miller, and Lambert& Martineau, attorneys at law, dated January 3, 2006 (included as Exhibit 10.3 to the Form 8-K filed January 9, 2006, and incorporated herein by reference).

10.11 Amendment Number 1 to the Retailer Agreement between the Company and EchoStar Satellite LLC, dated March 31, 2006 (included as Exhibit 10.1 to the Form 8-K filed March 31, 2006, and incorporated herein by reference).

10.12 Amendment to extend Authorized Regional Service Provider Agreement between the Company and Dish Network Service LLC, dated March 31, 2006 (included as Exhibit 10.2 to the Form 8-K filed March 31, 2006, and incorporated herein by reference).

10.13 Letter Agreement between the Company and EchoStar Satellite LLC, dated March 27 2006 (included as exhibit 10.1 to the Form 8-K filed April 5, 2006, and incorporated herein by reference).

10.14 Employment Agreement between the Company and Scott Gallagher, dated November 15, 2005 with amended start date of February 1, 2007 (included as exhibit 10.27 to the Form 10-QSB filed May 15, 2006, and incorporated herein by reference).

10.15 Employment Agreement between the Company and David Rasmussen, dated February 1, 2006 (included as exhibit 10.28 to the Form 10-QSB filed May 15, 2006, and incorporated herein by reference).

10.16 Promissory Note between the Company and Alpha Capital Anstalt, dated January 22, 2007 (included as exhibit 10.1 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

10.17 Promissory Note between the Company and Ellis International, Ltd., dated January 22, 2007 (included as exhibit 10.2 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

10.18 Promissory Note between the Company and Platinum Long Term Growth V, dated January 22, 2007 (included as exhibit 10.3 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

10.19 Promissory Note between the Company and Whalehaven Capital Fund Limited, dated January 22, 2007 (included as exhibit 10.4 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

10.20 Assignment and Amendment No. 1 to Note Agreement by and among the Company, Richard E. Miller and Assignees, dated January 22, 2007 (included as exhibit 10.5 to the Form 8-K filed January 26, 2007, and incorporated herein by reference).

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
November 19, 2007