Form 10-K
period 2007-12-31
FTS GROUP, INC.
filed 2008-04-15
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 000-24829

FTS GROUP, INC. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	84-1416864 (IRS Employer Identification No.)

300 State Street East, Suite 226 Oldsmar, FL (Address of principal executive offices)	34677 (Zip Code)

(813) 749-8805
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and  will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Set the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year.  As of December 31, 2007:  $2,411,005 based on a total 150,687,844  shares of our common stock held by non-affiliates on December 31, 2007 at a closing price of $0.016 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of December 31, 2007. 174,205,601

Documents incorporated by reference:  None.

FTS GROUP, INC.
FORM 10-K
For the year ended December 31, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below in our “Risk Factors” section, elsewhere in this report and in our SEC filings from time to time. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

ITEM 1.  BUSINESS.

HISTORY

We organized as Full Tilt Sports, Inc. in 1997 as a Colorado corporation to develop and market a line of young men's casual apparel. We own several U.S. trademarks relating to that business. Effective August 23, 2000, we changed our name to FTS Apparel, Inc. Our attempts to build a profitable apparel business were unsuccessful and the prior management team was unable to raise the required funds to continue in the apparel business. As a result, we exited the apparel business. In January 2002, we experienced a change in management. Effective January 11, 2002, Scott Gallagher became our Chairman and Chief Executive Officer and we appointed three new directors. Mr. Gallagher agreed to purchase 1,861,618 shares of our common stock owned by two of the former officers and directors and other stockholders. The new management team initially developed a strategic plan to acquire and develop cash flow positive businesses. After an analysis of the market, management determined to primarily focus on building a diversified wireless business. FTS Wireless Inc., a wholly-owned subsidiary, was organized as a Florida corporation in February 2003 to acquire and develop a chain of retail wireless locations in the Gulf Coast market of Florida. On January 26, 2004, we changed our name to FTS Group, Inc. to reflect the change in our operations. Additionally, on that date, we changed our state of incorporation from Colorado to Nevada.

On January 3, 2006, we acquired See World Satellites, Inc., a regional service provider for Dish Networks, Inc., as a wholly-owned subsidiary.

In July of 2007, we acquired an Internet media business and incorporated our wholly-owned subsidiary, Elysium Internet, Inc.  On April 4, 2008, we sold 100% of the shares and the assets of Elysium Internet, Inc. and it ceased to be our wholly-owned subsidiary.

BUSINESS

Our business model is to develop, invest in and acquire cash-flow positive businesses and viable business projects, primarily in the Wireless, Internet and Technology Industries for the benefit of our Company and our stockholders. Since changing our management and business model in 2002 from a pure apparel company we have acquired a profitable business with significant cash-flow relative to our size in See World Satellites, Inc. Additionally since 2003 we have acquired and developed a retail wireless business based in the Gulf Coast market of Florida through our wholly-owned subsidiary FTS Wireless, Inc. and in July of 2007, we acquired an Internet media business and incorporated our wholly-owned subsidiary, Elysium Internet, Inc.  We sold the 100% of the shares and the assets of Elysium Internet on April 4, 2008.

Through our wholly-owned subsidiaries, See World Satellites, Inc., FTS Wireless, Inc. and Elysium Internet, Inc. we created a diversified wireless distribution business and Internet media business. Our subsidiary, See World Satellites, Inc. is a Regional Service Provider and retail distributor of satellite television systems and services for DISH Networks. On the regional service provider side of our business we install satellite television systems sold by DISH networks and are paid a commission for each installation completed. On the retail side of our business we market, sell and install satellite systems for DISH Networks through our retail location in Indiana, Pennsylvania. Our subsidiary, FTS Wireless, Inc., distributes wireless communications products such as cell phones, PDAs and related communication devices and accessories through our chain of retail locations to customers in the Gulf Coast region of Florida and nationally over the Internet through our e-store www.CellChannel.com. During 2007, our subsidiary Elysium Internet, Inc. owned and operated an Internet directory and media business through its web site www.TherapeuticDirectory.com and by leveraging its Internet domain portfolio of over 1,000 direct navigation domain names.

We constantly re-evaluate our product portfolio to stay current with changing industry trends in order to deliver the absolute best user experience and meet the needs of our customers through all of our businesses. We also continuously evaluate how new technologies and advertising methods such as Wi-Fi and Voice over Internet, or VoIP and Direct Navigation, will affect our business in the future. We believe these new communication technologies and Internet traffic generating methods will provide us and companies like us with new opportunities as the technologies and methods become more widely adopted and next generation products and services are developed and increase in demand.

THE MARKET FOR OUR PRODUCTS AND SERVICES

On the satellite side of our business, the overall industry had a very strong year. In its annual report for fiscal 2007 our primary satellite television vendor DISH Networks reported more than 13.78 million subscribers for a year-over-year increase of 675,000 when compared to 2006.Top line sales grew by 13% year-over-year at DISH. DIRECTV Group added 275,000 subscribers during 2007 versus 2006 and experienced its lowest churn rate in eight years. While these results give us a sample status of the industry leaders in the satellite television industry as a whole, their results are not necessarily reflective of our satellite television installation business.

On the wireless handset distribution side of our business, CTIA-The Wireless Association® announced April 1, 2008 that as of December 2007, the industry survey recorded more than 255 million wireless users. This represents a year-over-year increase of more than 22 million subscribers. The industry’s 12-month record for subscriber growth was reached in 2005, when 25.7 million new users came online.  The survey also recorded record-breaking six-month wireless service revenues of $71 billion. Wireless data service revenues for the entirety of 2007 rose to more than $23 billion. This represents a 53% increase over 2006, when data revenue was $15.2 billion. Wireless data revenues for the year 2007 amounted to about 17% of all wireless service revenues, and represent money that consumers spend on non-voice services.  These results reflect the national trend in the wireless industry and not necessarily our core markets.  FTS Wireless, Inc. does operate an online e-store that markets and sells wireless related products nationally and can sell products globally.

The overall market for our satellite television installation business, retail wireless distribution business and Internet media business remains strong as evidenced by the key metrics identified above. While the overall market remains strong for our businesses, some of the challenges we expect to deal with during the coming year include continued rising fuel prices may affect our profit margins at our satellite installation business and new unlimited wireless plans offered by the national carriers may impact sales at our retail wireless operations.

STRATEGIC PARTNERS

METRO PCS

Since October of 2005, Metro PCS has become the leading vendor for FTS Wireless, Inc. accounting for 90% of all wireless handset sales completed during 2006 and 90% in 2007. Metro PCS is a regional wireless carrier based in Dallas, Texas with more than 2 million subscribers in various markets around the United States including Miami, Tampa, Orlando, Atlanta and Sacramento. We have secured additional licenses for Los Angeles, New York, Philadelphia and other key markets around the United States. We distribute Metro PCS wireless handsets and service plans at five of our Metro PCS approved retail wireless locations in the Tampa/ St. Petersburg market. Metro PCS owns its own network and is therefore not considered a Mobile Virtual Network Operator, or MVNO. Since Metro PCS owns its network it has the ability to offer its customers superior rate plans in its local market. Metro PCS markets unlimited anytime minute plans, unlimited long distance and unlimited text messaging plans beginning at $35 per month with no credit check or service contract required.

ECHOSTAR/DISH NETWORKS

DISH Networks is owned by EchoStar Communications, Inc. and is the primary vendor for our subsidiary See World Satellites, Inc. DISH Networks has more than 13 million subscribers and states that it is the fastest growing pay television provider since 2000 having added more than 7.74 million net new subscribers over the past six years. In June 2006 our subsidiary See World Satellites, Inc signed a new five year agreement to continue providing regional service provider-related services in the western Pennsylvania market. See World also markets, sells and installs DISH systems and services to retail customers in the western Pennsylvania market.

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

The See World Satellites regional service provider side of our business operates in a less competitive environment due to the regional service provider relationship with DISH Networks. Since we perform installation and fulfillment functions for DISH, we are not as dependent on conducting our own marketing and advertising programs and generating business. However, on the retail side of our business, the environment is much more competitive because we must compete with other local and national retailers as well as marketers of Direct TV satellite services and the cable companies.

FTS WIRELESS COMPETES WITH CARRIERS CORPORATE OWNED STORES

We compete against stores owned by wireless carriers and large national retailers that promote both wireless communication products as well as satellite television products including:

- Sprint/NEXTEL;
- AT&T;
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

SEE WORLD SATELLITES

Due to its regional service provider status, See World does not compete with any other major players in its core markets.

MARKETING

Our retail wireless businesses depend on advertising and marketing to attract new customers. We currently advertise in local print publications, including daily newspapers and weekly publications, the Internet, radio and in flyers and mailers. Additionally, we run in-store product related promotions including a referral program geared at generating new business through our existing customer base. We currently spend between $10,000 and $20,000 per month on advertising depending on the placement of our ads and the time of year. During times of increased advertising, we spend approximately $20,000 to $35,000 or more per month on new product roll-outs and marketing campaigns including print, Internet and television media advertising. In 2007, our Internet directory business spent between $2,000 and $5,000 per month advertising primarily through Google.com. We believe our advertising campaigns increased foot traffic in our stores and continue to generate new sign-ups at our Internet directory sites.

SUPPLIERS

See World Satellites purchases satellite equipment directly from EchoStar. FTS Wireless, Inc. purchases Metro PCS wireless handsets from Bright Point. Bright Point is one of the largest handset distributors in the U.S. We also purchase related installation supplies from a variety of small manufacturers. We purchase the majority of our wireless accessories from Mega Cell, Inc. based out of Miami, Florida. For certain specialized products, we will purchase from other suppliers based on supply and demand.

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

EMPLOYEES

As of December 31, 2007, we had forty-nine full-time employees and three part-time employees working under our three wholly-owned subsidiaries. FTS Group employs three individuals at the corporate level, our Chairman, Chief Executive Officer and Interim Chief Financial Officer, Scott Gallagher and our Chief Operating Officer, Dave Rasmussen and a part-time HR/Sales and marketing employee.

We expect to hire additional employees over the next twelve months as our business grows. From time-to-time, we engage the services of outside consultants to assist in our business, including attorneys, accountants, and marketing and advertising personnel. We may engage the services of additional individuals in the future as our business needs dictate and our financial resources permit.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose some or all of your investment.

WE HAVE A HISTORY OF GENERATING LOSSES AND WE MAY NOT BE ABLE TO REMAIN PROFITABLE.

We had a net loss from operations of $604,216 for the year ended December 31, 2007 and had operating income of $223,419 and net income after derivative valuations of $1,231,367 during 2006. 2006 was the first year since inception that we had positive income from operations. Our future operations may not be profitable if we are unable to develop and expand our wireless business and our SeeWorld operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to advertise our products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our audited financial statements for the fiscal year ended December 31, 2007, reflect a net loss of $604,216 and stockholders' equity of $1,621,741 as of December 31, 2007. Based on our outstanding debt levels these conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not developed to meet our working capital needs. If we can not obtain additional funding as needed, our business may fail.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation, as amended, authorize the issuance of 855,000,000 shares of common stock. As of December 31, 2007, we had 174,205,601shares of our common stock issued and outstanding. We are also authorized to issue 150,000 shares of our Series A Convertible Preferred Stock of which no shares are issued or outstanding, 1,000,000 shares of Seris B Convertible Preferred Stock, of which all 1,000,000 shares are issued and outstanding and 3,850,000 undesignated preferred shares of which no shares are issued or outstanding. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND WE BELIEVE THEY WILL FLUCTUATE SIGNIFICANTLY FOR THE FORESEEABLE FUTURE. INVESTORS MAY PREFER STABLE AND PREDICTABLE OPERATING RESULTS AND MAY SELL OUR STOCK IF OUR OPERATING RESULTS CONTINUE TO FLUCTUATE OR DO NOT MEET THEIR EXPECTATIONS FOR GROWTH. AS A RESULT, YOUR INVESTMENT IN OUR STOCK MAY LOSE VALUE.

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

OUR STOCK PRICE IS VOLATILE AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT A PRICE HIGHER THAN WHAT YOU PAID.

The market for our common stock is highly volatile. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations. During the past twelve months our share price has moved between $0.036 and $0.012. As a result, the market price of our common stock could decrease without regard to our operating performance. In addition, we believe factors such as quarterly fluctuations in our financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in our product mix and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. If our stock price fluctuates, you may not be able to sell your shares at a price higher than what you paid.

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

WE MUST COMPLY WITH PENNY STOCK REGULATIONS WHICH COULD EFFECT THE LIQUIDITY AND PRICE OF OUR STOCK.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

WE DEPEND ON THIRD-PARTY VENDORS FOR 100% OF OUR BUSINESS AS WE DO NOT OWN ANY WIRELESS NETWORKS OR MANUFACTURING CAPABILITIES. IF WE ARE NOT ABLE TO SECURE COST-EFFECTIVE PRODUCTS WE MAY NOT BE ABLE TO REMAIN PROFITABLE OR SUSTAIN OUR REVENUES AND MAY LOSE MONEY.

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

We earn revenues by providing cellular and satellite activations for major wireless carriers such as Metro PCS, AT&T, Sprint/Nextel, and EchoStar. These agreements are partly based on geography and we signed contracts to earn revenues from activations in Florida. Our agreements may be cancelled at any time by either party. If any of our agreements are cancelled, we will not earn activations through that carrier which will cause our revenues to decrease. If we do not provide activations for a broad line of carriers, our stores will not be as competitive. As a result, our revenues may decrease and we may not become profitable.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH OTHER COMPANIES WHICH WOULD NEGATIVELY AFFECT OUR EARNINGS AND POSSIBLY CAUSE A DECLINE IN OUR STOCK.

We operate in a highly competitive environment. We principally compete with other independent retailers, privately held chains that offer a broad range of products and carrier-owned and operated stores with more name recognition and brand identity than us. We believe that success in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships and the ability to anticipate technological changes and changes in customer preferences. Additionally, we believe competition may become more intense over time due to an increasing percentage of customers that already own the products we sell. If we can not compete in our markets, we will not sell a sufficient number of products to generate enough revenues to become profitable. Additionally, our suppliers, whose products we distribute, or major cellular phone manufacturers, may acquire, startup, and or expand their own distribution systems to sell directly to commercial and retail customers which would cause us to lose revenue which could ultimately cause a decline in the value of our stock.

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

WE SELL PRODUCTS THAT RELY ON THIRD-PARTY NETWORKS TO OPERATE; IF A NETWORK DISRUPTION OCCURS WE WOULD NO LONGER BE ABLE TO SELL THESE PRODUCTS AND WOULD LOSE 100% OF THE RELATED REVENUE GENERATED FROM THE SALE OF WIRELESS HANDSETS WHILE THE NETWORK WAS DOWN.

The products we sell rely on the efficient and uninterrupted operation of cellular and satellite networks, which are built and maintained by third parties such as AT&Tand Sprint. Any failure of these cellular or satellite systems could cause our products to work poorly or not at all. A failure by these third parties to maintain their cellular and satellite systems could result in lower sales of our products which could reduce our revenues and lower our earnings. Additionally, our customers may not understand that the failure of a cellular or satellite system is due to a third party rather than our products and our reputation could be harmed. If our reputation is harmed, we may have difficulty selling our products. We may have to increase our advertising costs to repair our reputation or educate consumers. As a result, a third party failure may result in us failing to become profitable or, if we become profitable, we may not be able to sustain profitability.

ITEM 2. PROPERTIES.

As of December 31, 2007, we had six leases for FTS Wireless retail stores and one for our FTS Group corporate facilities in Tampa, Florida. We have one lease for our See World Satellites satellite installation business in Indiana, Pennsylvania. Our retail stores for FTS Wireless are located in the counties of Hillsborough and Pinellas, generally within 30 miles of Tampa, Florida. The retail stores vary in size from 500 to 2,000 square feet. Our principal office is located in approximately 1,500 square feet of the leased facilities in Tampa, Florida. Our location in Indiana, Pennsylvania for See World Satellites, Inc. is approximately 5,000 square feet. The minimum aggregate monthly rental commitment for the retail stores is $12,582. The terms of the leases vary from month-to-month to three years with a three-year option.

ITEM 3. LEGAL PROCEEDINGS.

Neither we, nor any of our officers or directors in their capacities as such, are subject to any material legal proceedings, and we do not know of any potential or threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has traded over the counter and has been quoted in the Over-the-Counter Bulletin Board since March 18, 1999. Our common stock currently trades under the symbol "FLIP."

The following table sets forth the range of high and low bid quotations as reported by the National Association of Securities Dealers for our common stock for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

2006
March 31	$0.065	$0.035
June 30	$0.13	$0.075
September 30	$0.075	$0.045
December 31	$0.07	$0.049

2007		2007
March 31	$0.036	$0.022
June 30	$0.034	$0.014
September 30	$0.031	$0.01
December 31	$0.024	$0.012

2008
March 31	$0.016	$0.0026

HOLDERS OF RECORD

We had approximately 2,557 holders of record of our common stock as of December 31, 2007.

DIVIDEND POLICY

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. In July 2004, our Board of Directors approved a 10% warrant dividend to stockholders of record on August 28, 2004. The warrant allowed stockholders of record to purchase one new share of common stock at $0.25 for each ten common shares owned. The warrant expired on August 28, 2007. No cash dividends on the common stock have been paid or declared by the Board to date. We expect to retain our future earnings, if any, to invest in our Company. We do not anticipate any cash dividends being paid out in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

This information is incorporated by reference to Item 12 of this annual report.

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

On October 22, 2007, we issued 346,021 shares of restricted common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.0145 per share.

On December 12, 2007, we issued 490,196 shares of restricted common stock to an institutional investor relating to the conversion of $7,500 of debt at a price of $0.0153 per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

We are an acquisition and development company focused on developing, acquiring and investing in cash-flow positive businesses and viable business projects primarily in the Internet, wireless and technology industries. We operate a diversified wireless business through two of our wholly-owned subsidiaries, See World Satellites, Inc. and FTS Wireless, Inc. See World is a Regional Service Provider and retail distributor for DISH Network Services satellite television systems primarily to business and retail customers in the western Pennsylvania market and nationally through our retail channel. FTS Wireless is an emerging distributor of next generation wireless communications devices and related products and services. FTS Wireless operates a chain of six retail wireless locations in the Gulf Coast market of Florida. All of the retail locations are leased properties. Through our third wholly-owned subsidiary, Elysium Internet, Inc., an online media Company focused on developing and acquiring a subscription based targeted Internet directory business, we owned and operated an Internet media and advertising business. We generated revenue by selling advertising directly to customers through our directory web sites as well as through affiliate programs that leverage the direct navigation Internet traffic of our domain portfolio.  On April 4, 2008, we sold the Elysium Internet business.

RESULTS OF OPERATIONS

FULL YEAR PERIOD ENDED DECEMBER 31, 2007 AS COMPARED TO THE FULL YEAR
ENDED DECEMBER 31, 2006 RESULTS OF OPERATIONS
SEGMENT RESULTS FOR THE FULL YEARS ENDED DECEMBER 31, 2007

	Year Ended December 31, 2007					Year Ended December 31, 2006
	FTS	FTS	See	Elysium		FTS	FTS	See	Elysium
	Group	Wireless	World	Internet		Group	Wireless	World	Internet
	Inc.	Inc.	Satellites	Inc.	Total	Inc.	Inc.	Satellites	Inc.	Total
Revenues
External	$-	$2,577,869	$4,401,206	$45,225	$7,024,300	$-	$1,841,839	$4,836,237	$-	$6,678,076
Internal	1,500,000	-	-	-	1,500,000	1,500,000	-	-	-	1,500,000
Segment Revenues	1,500,000	2,577,869	4,401,206	45,225	8,524,300	1,500,000	1,841,839	4,836,237	-	8,178,076

Cost of Goods Sold	-	2,182,835	844,823	16,788	3,044,446	-	1,580,263	788,968	-	2,369,231

Gross Profit	1,500,000	395,034	3,556,383	28,437	5,479,854	1,500,000	261,576	4,047,269	-	5,808,845

Selling, General, & Administrative
External	1,013,180	737,820	4,146,886	17,613	5,915,499	727,792	452,485	2,780,779	-	3,961,056
Internal	-	-	-	-	-	-	300,000	1,200,000	-	1,500,000
Segment S, G, &A	1,013,180	737,820	4,146,886	17,613	5,915,499	727,792	752,485	3,980,779	-	5,461,056

Subtotal	486,820	(342,786)	(590,503)	10,824	(435,645)	772,208	(490,909)	66,490	-	347,789

Derivative Gain (Loss)	337,990	-	-	-	337,990	1,400,902	-	-	-	1,400,902
Depreciation	(28,995)	(26,015)	(33,553)	-	(88,563)	(22,226)	(40,857)	(61,287)	-	(124,370)
Loss on Disposed Assets	-	(87,607)	(15,120)	-	(102,727)	-	-	-		-
Interest	(315,272)	-	-	-	(315,272)	(388,611)	(3,184)	(1,159)	-	(392,954)

Net Income (Loss)	480,543	(456,408)	(639,176)	10,824	(604,217)	1,762,273	(534,950)	4,044	-	1,231,367

Intersegment Adjustments	(1,500,000)	300,000	1,200,000		-	(1,500,000)	300,000	1,200,000	-	-

	$(1,019,457)	$(156,408)	$560,824	$10,824	$(604,217)	$262,273	$(234,950)	$1,204,044	$-	$1,231,367

SALES REVENUE

CONSOLIDATED

Consolidated sales revenues for the year ended December 31, 2007 increased $346,224, or 5.2%, to $7,024,300, as compared to $6,678,076 for the year ended December 31, 2006. The increase in sales revenues was primarily related to the inclusion of results from Elysium Internet not included in the prior year results as well as a year over year increase in top line sales at FTS Wireless.

FTS WIRELESS, INC.

Sales revenue for the year ended December 31, 2007 increased $736,030 or 39.96% to $2,577,869 as compared to $1,841,839 for the year ended December 31, 2006. The increase in sales is primarily related to greater market acceptance of Metro PCS wireless phones and service and as a result of our expanded coverage to include the Orlando, Florida market as well as increased wireless accessory sales.

SEE WORLD SATELLITES, INC.

Sales revenue for the year ended December 31, 2007 decreased $435,031 or 9.0% to $4,401,206 as compared to $4,836,237 for the year ended December 31, 2006. The revenue decline was primarily related to reduced retail sales during the year. The Company determined to focus its efforts on the higher margin RSP business and therefore cut back advertising for retail business..

ELYSIUM INTERNET, INC.

Sales revenue for the year ended December 31, 2007 were $45,225. We do not have year over year comparables as business related to Elysium began in late July 2007 with the acquisition of an Internet directory business.

COST OF GOODS SOLD

CONSOLIDATED

Consolidated Cost of Goods Sold totaled $ 3,044,445 for the year ended December 31, 2007 as compared to $2,369,231 for the year ended December 31, 2006 resulting in an increase of $675,214.

GROSS PROFITS

CONSOLIDATED

Consolidated Gross Profits totaled decreased $328,990 to $3,979,855 for the year ended December 31, 2007 as compared to $4,308,845 for the year ended December 31, 2006. The decrease in gross profits was primarily related to increased fuel and operating costs at our largest subsidiary, See World Satellite, Inc.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expense for the year ended December 31, 2007 increased by $519,415 to $4,604,841 as compared to $4,085,426 for the year December 31, 2006. The increase in selling, general and administrative expenses is primarily related to increased consulting fees incurred during the fourth quarter relating to merger and acquisition and other deal related activities.

INTEREST EXPENSE

Interest expense decreased $75,734 to $317,220 for the year ended December 31, 2007 as compared to Internet expense of $392,954 for the year ended  December 31, 2006. The decrease was due mainly to reduced borrowing via short term notes as part of the capital raised in early 2006 and early 2007.

INCOME

We had a net loss of $604,216 for the fiscal year ended December 31, 2007, as compared to net income of $1,231,367 for a net decrease of $1,835,583. Other income for 2007 was $20,770 as compared to other income of $1,007,948 during the same period for 2006. The drop in other income is primarily related to changes in derivative valuations. The primary reason for the net loss versus an operating profit during 2006 was related to increased consulting fees relating to mergers and acquisition activities, and increased legal and accounting fees relating to our financial restatements during 2007. As of December 31, 2007, we had an accumulated deficit of $11,308,442.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, total current assets decreased to $551,635 versus $866,501 as of December 31, 2006. Current assets consisted of  $21,713 of cash, $71,987 of accounts receivable, $285,168 of inventories and $172,767 of prepaid expenses and current assets. Total assets decreased to $6,288,850 versus $6,719,323 as of December 31, 2006. Total assets consisted of $121,986 of property and equipment, net of accumulated depreciation, $238,156 domain portfolio, unamortized discount of convertible debt $192,991, goodwill of $5,177,696 and deposits of $6,386.

As of December 31, 2007, total current liabilities increased to $4,562,060 from $3,612,067 as of December 31, 2006. Current liabilities consisted of $2,538,817 current portion of notes payable to related parties, net of discount, $1,217,005 of convertible debentures-current portion, $802,238 of accounts payable and accrued expenses and a $4,000 loan from an officer.

We will require additional capital to support strategic acquisitions, reduce our debt and to facilitate our current expansion plans. We raised funds from institutional investors during 2007 through the issuance of equity securities and the issuance of warrants. Additionally, we raise funds through private placements of our equity securities that may involve dilution to our existing stockholders.

Our currently anticipated levels of revenues and cash flow are subject to many uncertainties beyond our control. Even though we have recently become cash flow positive, our cash flow from operations is not adequate to satisfy our cash requirements related to our outstanding debt schedule and we believe we will be able to generate enough funds from the exercise of outstanding warrants to make our scheduled debt payments. However, we cannot guarantee the funds generated from warrants will be sufficient to meet our requirements. We will continue to seek alternative means for financing our debt repayments and control capital expenditures and/or postpone or eliminate certain investments or expenditures.

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

FINANCINGS

During the three months ending March 31, 2006, we issued 2,250,000 restricted shares of common stock valued at $0.02 per share to an officer to reduce an outstanding debt obligation of $45,000.

During the three months ending March 31, 2006, we issued 2,500,000 restricted shares of common stock valued at $0.02 per share to an officer as a success bonus for 2005.

During the three months ending March 31, 2006, we issued 920,000 restricted shares of common stock valued at $0.02 per share to a consultant to reduce the $18,400 owed for consulting services relating to services rendered during 2005.

During the three months ending March 31, 2006, we issued 1,000,000 shares of our Series B Convertible Preferred stock to Mr. Richard Miller, the former owner and current President of See World Satellites, Inc. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at our option or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00.

During the three months ended June 30, 2006, we agreed to issue 11,458,338 restricted common shares relating to warrants priced at $0.0239 that were exercised by four accredited investors for total proceeds of $273,854.28. 11,458,338 new warrants were issued to the investors under the same terms other than the strike price which was increased to $0.04.

During the three months ended September 30, 2006, relating to the exercise of warrants, we issued 5,600,000 shares at an exercise price of $0.045 per share for proceeds of $252,000.

At September 30, 2006, 1,185,350 restricted shares due to one of the investors included in the financing closed on December 29, 2005 remained unissued.

On October 6, 2006, two investors exercised warrants to purchase 1,750,000 shares of common stock at an exercise price of $0.045 per share for proceeds of $78,750.

On October 6, 2006, we issued 250,000 shares as an inducement to enter into a short term loan in the amount of $75,000.

On October 16, 2006, two investors exercised warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.045 per share for proceeds of $56,250.

On October 16, 2006, an investor exercised warrants to purchase 1,562,500 shares of common stock at an exercise price of $0.045 per share for proceeds of $70.312.

On October 17, 2006, an investor exercised warrants to purchase 312,500 shares of common stock at an exercise price of $0.045 per share for proceeds of $14,062.

On November 8, 2006, we issued 788,000 shares to an investor at $0.04 for proceeds of $32,179.

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

On October 22, 2007, we issued 346,021 shares of restricted common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.0145 per share.

On December 12,2007, we issued 490,196 shares of restricted common stock to an institutional investor relating to the conversion of $7,500 of debt at a price of $0.0153 per share.

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

DERIVATIVE FINANCIAL INSTRUMENTS

We estimate the fair value of our complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (SFAS 133)

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we frequently enter into certain other financial instruments and contracts, such as debt financing arrangements, preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by SFAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

Elysium Internet, Inc. recognized revenue when it made a sale through its director business. Sales generaged from third-party aggregators were recognized in the month they are made.

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

GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

Realization of long-lived assets, including goodwill, is periodically assessed by our management. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at December 31, 2007.

INVENTORIES

Inventories are valued at the lower of cost determined on a first-in, first-out method, or market value.

ITEM 8. FINANCIAL STATEMENTS.

FTS Group, Inc. and Subsidiary

R.E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2220
Tel: (713) 272-8500
E-Mail: Rebassie@aol.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FTS Group, Inc.:

We have audited the accompanying consolidated balance sheets of FTS Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTS Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ R. E. Bassie & Co.
Houston, Texas
April 11, 2007

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

Assets	2007	2006
Current assets:
Cash and cash equivalents	$21,713	$115,056
Accounts receivable	71,987	130,025
Inventories	285,168	373,734
Prepaid expenses and current assets	172,767	247,686
Total current assets	551,635	866,501

Property and equipment, net of accumulated depreciation	121,986	303,641
Domain Portfolio	238,156
Unamortized discount on convertible debt	192,991	232,925
Unamortized debt issuance costs	-	29,573
Investments	-	92,505
Goodwill	5,177,696	5,177,696
Deposits	6,386	16,482
Total assets	$6,288,850	$6,719,323

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$802,238	$548,707
Loan from officer	4,000	-
Current portion of notes payable to related parties, net of discount	2,538,817	1,820,215
Convertible debentures-current portion	1,217,005	1,238,321
Current installments of long-term debt-equipment loans	-	4,824
Total current liabilities	4,562,060	3,612,067

Fair value of derivative liabilities	115,049	453,039
Convertible debentures	-	-
Long-term debt to related parties, less current installments	-	1,000,000
Total liabilities	4,677,109	5,065,106

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding		-
Preferred stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued		-
Convertible preferred stock, Series B, $0.01 par value:
1,000,000 Shares authorized, issued and outstanding at December 31, 2007	10,000	10,000
Common stock, $.001 par value. Authorized 855,000,000 shares:
174,205,601 shares issued and outstanding at December 31, 2007,
137,650,469 shares issued and outstanding at December 31, 2006.	174,206	137,650
Additional paid-in capital	12,745,977	12,231,626
Accumulated deficit	(11,308,442)	(10,704,226)
	1,621,741	1,675,050

Deferred stock compensation	(10,000)	(20,833)

Total stockholders' equity	1,611,741
Total liabilities and stockholders' equity	$6,288,850	$6,719,323

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues	$7,024,300	$6,678,076

Cost of goods sold	3,044,445	2,369,231

Gross profit	3,979,855	4,308,845

General and administrative expenses	4,604,841	4,085,426

Income (loss) from operations	(624,986)	223,419

Other income (expense)
Change in fair value of Derivative Liabilities	337,990	1,400,902
Interest	(317,220)	(392,954)

	20,770	1,007,948

Net income (loss)	$(604,216)	$1,231,367

Per share information:
Weighted average shares outstanding
Basic	158,207,128	124,851,085

Diluted	158,207,128	214,014,960

Net loss per common share:
Basic	0.00	0.01

Diluted	0.00	0.01

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

		Preferred		Common	Additional			Total
	Preferred	Stock	Common	Stock	Paid-In	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Beginning balance January 1, 2006	-	-	102,098,756	$102,099	$10,196,539	-	$(11,935,593)	$(1,636,955)

Issuance of common
shares for cash	-	-	26,603,651	26,603	828,726		-	855,329

Issuance of common
shares for services	-	-	4,920,000	4,920	93,480	(30,000)	-	68,400

Issuance of preferred stock
for repayment of debt	1,000,000	10,000	-	-	990,000		-	1,000,000

Issuance of common stock
for repayment of debt	-	-	2,250,000	2,250	42,750		-	45,000

Issuance of common shares
through equity line	-	-	788,000	788	32,322		-	33,110

Issuance of common shares
as loan inducements	-	-	250,000	250	10,464		-	10,714

Proceeds for stock and warrants
from subscription agreement	-	-	740,062	740	37,345		-	38,085

Amortization of
deferred compensation	-	-	-	-	-	9,167	-	9,167

Net income	-	-	-	-	-		1,231,367	1,231,367

Balance December 31, 2006	1,000,000	$10,000	137,650,469	$137,650	$12,231,626	(20,833)	$(10,704,226)	$1,654,217

Issuance of common
shares for services	-	-	12,000,000	12,000	108,000	-	-	120,000

Issuance of common stock
for repayment of debt	-	-	8,805,132	8,806	170,341	-	-	179,147

Issuance of common shares
as loan inducements	-	-	15,750,000	15,750	236,010	-		251,760

Amortization of
deferred compensation	-	-	-	-	-	10,833	-	10,833

Net loss	-	-	-	-	-	-	(604,216)	(604,216)

Balance December 31,2007	1,000,000	$10,000	174,205,601	$174,206	$12,745,977	$(10,000)	$(11,308,442)	$1,611,741

See accompanying notes to consolidated financial statments.

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Cash flows from operating activities:
Net income (loss)	$(604,216)	$1,231,367
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	451,002	399,592
Common shares issued for services	120,000	68,400
Amortization of debt discount	19,516	2,679
Amortization of deferred stock compensation	10,833	-
(Gain) loss on disposal of assets	102,727	(7,612)
Change in fair value of derivative liabilities	(337,990)	(1,400,902)
(Increase) decrease in operating assets:
Accounts receivable	58,038	(32,066)
Inventories	88,566	(196,010)
Prepaid expenses	74,919	268,303
Other assets	10,096	(343)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	386,903	(25,809)
Net cash used in operating activities	380,394	307,599

Cash flows from investing activities:
Net assets 100% acquisition of See World Satellites, Inc.	-	(206,100)
Investment in private entities	(35,874)	(92,505)
Capital expenditures for property and equipment	(15,580)	(88,592)
Proceeds from asset dispositions	5,947	12,855
Expenditures for acquisition of intellectual property	(238,156)	-
Proceeds from funding restricted for investment in acquisition	-	(440,000)
Release of restriction on funding proceeds for investment in acquisition	-	1,060,000
Payment to See World Satellites, Inc. acquisition	-	(1,000,000)
Net cash used in investing activities	(283,663)	(754,342)

Cash flows from financing activities:
Proceeds from issuance of stock	-	862,829
Proceeds from convertible debentures	-	30,000
Proceeds from stock issued under equity line	-	33,110
Proceeds from notes payable related parties	50,700	710,002
Repayments of notes payable-truck loans	(4,824)	(15,823)
Repayments of notes payable to individuals	(179,000)
Repayment of loans from related parties	(56,950)	(1,301,398)
Net cash provided by financing activities	(190,074)	318,720

Net decrease in cash	(93,343)	(128,023)

Cash at beginning of year	115,056	243,079
Cash at end of year	$21,713	$115,056

Supplemental schedule of cash flow information:
Interest paid	$4,822	$10,770

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$179,147	$8,085

Stock issued as loan inducements	$251,760	$10,714

Acquisition of See World Satellites, In.
Final negotiated purchase price of 100% of See World Satellites, Inc. stock		$5,500,000
Amount financed through formal promissory note to Richard Miller		(3,500,000)
Paid in preferred stock of FTS Group, Inc.		(1,000,000)
		$1,000,000

See accompanying notes to consolidated financial statements.

FTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(1) Summary of Significant Acounting Policies

ORGANIZATION, OWNERSHIP AND BUSINESS

FTS Group, Inc. (the "Company"), is a holding company incorporated under the laws of the State of Nevada. The Company is focused on developing, acquiring and investing in cash-flow positive businesses and viable business ventures primarily those in the Internet, Wireless and Technology industries. Through its three wholly-owned subsidiaries See World Satellites, Inc., Elysium Internet, Inc. and FTS Wireless, Inc., the Company has acquired and developed a diversified wireless business engaged in the distribution of next generation wireless communications and entertainment products and services for businesses and consumers alike. Through its wholly-owned subsidiary Elysium Internet, Inc. the Company owned and operated an Internet advertising media business focused in the local directory market.. The Company's wholly-owned subsidiary See World Satellites, Inc. is a leading distributor of satellite television systems and relating products and services for DISH Networks in the western Pennsylvania marketplace. The Company's wholly-owned subsidiary FTS Wireless, Inc. is an emerging retail wireless distributor operating in the gulf coast market of Florida. The Comany sold its Elysium Internet business on April 4, 2008.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at December 31, 2007.

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

The Company's wholly-owned subsidiary, Elysium Internet, Inc.  recognized revenue when it made a sale through its directory business. Sales generated from third-party aggregators were recognized in the month they were made.

Although the Company's post-paid activations both at wireless and the retail side of See World’s business are subject to possible charge-back of commissions if a customer deactivates service within the allowable 180-day period after signing the contract, they still recognize the activation in the period of the activation. The Company has set up a reserve for possible activation charge-backs. Based on SFAS No. 48, this is permitted if reliable estimates of the expected refunds can be made on a timely basis, the refunds are being made for a large pool of homogeneous terms, there is sufficient company-specific historical basis upon which to estimate the refunds and the amount of the commission specified in the agreement at the outset of the arrangement is fixed, other than the customer's right to request a refund.

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

EARNINGS PER SHARE

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

ADVERTISING COSTS

The cost of advertising is expensed as incurred. Advertising expense was $114,866 and $116,455 for the years ended December 31, 2007 and 2006, respectively.

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

NEW ACCOUNTING STANDARDS

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.”  The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements.  Only tax positions that meet the “more likely than not” recognition threshold may be recognized.  The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions.  FIN No. 48 will be effective for the Company’s fiscal year ending December 31, 2007.  The Company does not believe that there are material tax positions that would result in a material impact upon implementation of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to fair value measurements already required or permitted by existing standards.  SFAS No. 157 will be effective for the Company’s fiscal year ending December 31, 2008.  The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132R.”  This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans.  The Company does not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for us on January 1, 2008.  The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

(2)  Property and Equipment

Major classes of property and equipment, together with their estimated useful lives, consisted of the following at December 31, 2007 and December 31, 2006:

	Years	2007	2006
Leasehold Improvements	5	4,032	142,822
Furniture and Fixtures	5	208,252	194,340
Equipment	3-5	92,595	120,583
Vehicles	3	18,777	25,777
Total property and equipment		323,656	483,522
Less: accumulated depreciation		(201,670)	(179,881)

Net property and equipment		121,986	303,641

Depreciation expense for the year ended December 31, 2007 and 2006 was $88,563 and $124,370, respectively

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

(5)     Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes," which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates and liabilities are expected to be settled or realized.

	2007	2006

Net income (losses) before taxes	$(604,216)	$1,231,367

Times the statutory tax rates	34.00%	34.00%

	(205,433)	(418,665)

Temporary differences
Derivative (income) expense	(114,917)	(476,309)
Goodwill amortization	(117,361)	(117,361)
Net operating losses	437,711	175,005
	$-	$-

Deferred Tax Assets	$3,235,375	$3,029,942

Less valuation allowance	(3,235,375)	(3,029,942)
	$-	$-

The net operating loss carry-forward of approximately $9,400,000 will expire through 2025.

(6)  Operating Leases

The Company leases real property for its six retail locations and its corporate office. Four of the locations have lease terms ranging from one to five years while two locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Annual
Year Ending	Payments
2008	$93,600
2009	52,800
2010	52,800
2011	52,800
2012	17,600
$269,600

Rent expense was $217,056 and $176,638 for the years ended December 31, 2007 and 2006, respectively.

(7)   Concentration of Credit Risk

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. The Company purchases approximately 90% of its telephone and satellite television supplies from two vendors. Additionally, these same two vendors are also major customers of the Company who provide over 80% of revenue.

(8)   Stock

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

On October 6, 2006, two investors exercised warrants to purchase 1,750,000 shares of common stock at an exercise price of $0.045 per share for proceeds of $78,750.

On October 6, 2006, the Company issued 250,000 shares as an inducement to enter into a short term loan in the amount of $75,000.

On October 16, 2006, two investors exercised warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.045 per share for proceeds of $56,250.

On October 16, 2006, an investor exercised warrants to purchase 1,562,500 shares of common stock at an exercise price of $0.045 per share for proceeds of $70.312.

On October 17, 2006, an investor exercised warrants to purchase 312,500 shares of common stock at an exercise price of $0.045 per share for proceeds of $14,062.

On November 8, 2006, the Company issued 788,000 shares to an investor at $0.04 for proceeds of $32,179.

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

On October 22, 2007, the Company issued 346,021 shares of restricted common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.0145 per share.

On December 12,2007, the Company issued 490,196 shares of restricted common stock to an institutional investor relating to the conversion of $7,500 of debt at a price of $0.0153 per share.

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

PREFERRED STOCK

The Company's Articles of Incorporation, as amended, vest its Board of Directors with authority to divide its preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation, as amended, in respect to, among other things, (i)the number of shares to constitute such series and the distinctive designations thereof; (ii)the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue; (iii) whether Preferred Stock may be redeemed and, if so, the redemption price and the terms and conditions of redemption; (iv) the liquidation preferences payable on Preferred Stock in the event of involuntary or voluntary liquidation; (v) sinking fund or other provisions, if any, for redemption or purchase of Preferred Stock; (vi) the terms and conditions by which Preferred Stock may be converted, if the preferred stock of any series are issued with the privilege of conversion; and (vii) voting rights, if any. A total of 150,000 shares were designated Series A Preferred Stock, however, none are outstanding. All Series A shares have an issue price and preference on liquidation equal to $1.00 per share. The Series A Preferred Shares accrue dividends at the rate of 10% per annum during the first two years following issuance, which dividend is payable in cash and is cumulative. During the third through fifth year in which the Series A Preferred Shares are outstanding, the holders are entitled to 3.75% of the Company's net profits, also payable in cash. The Company may redeem this preferred stock at any time following notice to the holder for an amount equal to the issue price, plus any accrued but unpaid dividends.

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

Warrants

The following details warrants outstanding as of December 31, 2007:

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

The table below summarizes warrants issued prior to December 2005 and still outstanding as of the period ended December 31, 2007.

	December 31, 2007
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

The table below summarizes the Class A and B Warrants outstanding as of December 31, 2007, relating to the financing closed on December 29, 2005.

	December 31, 2007
	Underlying Shares	Exercise Price
Warrants issued in December 2005
A Warrants	46,465,550	$0.02868
B Warrants (new)	11,458,338	$0.04

Based on the table of A and B Warrants related to the December 31, 2005 financing, the following summarizes the settlement alternatives at each balance sheet date assuming net settlement in shares:

	December 31, 2007		December 31, 2006
	Shares	Fair Value	Shares	Fair Value
A Warrants	46,465,550	$115,049	46,465,550	$302,026
B Warrants-Old (Expired November 18, 2007)	0	$0	23,232,775	$151,013
B Warrants-New	11,458,338	$0	0	$0
	57,923,888	$115,049	69,698,325	$453,039

Based on the terms of Subscription Agreement in conjunction with Black-Scholes methodology of calculating fair value amounts, a change in the price of the Company's common shares is one factor in a four factor calculation which also considers volatility, risk-free interest rate and time until expiration. A rise in Company stock will generally have the affect of increasing fair value. This however, is offset by decreasing life until expiration.

Although, the stockholders did authorize an increase in shares from 150,000,000 to 855,000,000 in October 2006, the warrants are still classified as a derivative in total. Per EITF-0019, the reset provision in the Subscription Agreement prevents the warrants from being reclassified into equity while they are outstanding. Warrants will be classified into equity upon effectiveness of the SB-2 and exercise of the warrants into shares.

10)  See World Satellites, Inc. Acquisition

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

(11)  Related Party Transactions (See World Acquisition)

At December 31, 2007, the Company had the following debt obligations and made the following payments to Mr. Richard Miller, a director and President of the Company's wholly-owned subsidiary, See World Satellites, Inc. The Company paid Mr. Miller $500,000 on January 3, 2006 relating to the acquisition of See World. The Company carried a short-term note obligation in the amount of $500,000 due to Mr. Miller. This note was due within 30 days of the effective date of a new five-year contract among Echo Star Satellites, L.L.C., DISH Network Services, L.L.C. and See World. During the three months ended September 30, 2006, the Company paid this note in full. Additionally, the Company issued 1,000,000 shares of its Series B Convertible Preferred Stock to Mr. Miller during the three months ended March 31, 2006. The conversion rate for the Series B stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the Company's option or that of the holder. The Series B stock has no voting rights. Each share is worth $1.00. On April 3, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3.25 million as of June 30, 2006. On July 5, 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount to $3 million. In October 2006, the Company made a $250,000 payment to Mr. Miller reducing the outstanding note amount due to $2.75 million. In January 2007, the Company made a $1,000,000 payment to Mr. Miller reducing the outstanding note amount to $1.75 million. In February 2007, the Company made a $162,500 payment to Mr. Miller reducing the outstanding note amount to $1.587 million at September 30, 2007. The Company filed an 8-K with the terms and conditions of this note on January 5, 2006.

(12)  Stock-Based Compensation

The disclosures required by paragraph 84 of SFAS 123R are stated below, although the Company had not granted any options from 2001 to December 31, 2007.

	December 31, 2007	December 31, 2006
Net Income/ (Loss) as reported	$(604,216)	$1,271,367
Basic and diluted earnings per share as reported	$(0.00)	$0.01
Share-based employee compensation cost net of related tax effects included in net income as reported	-	-
Share-based employee compensation cost net of related tax effects that would have been included in the net income if the fair-value based method had been applied to all awards	-	-
Pro-forma net income as if the fair-value method had been applied to all awards	$(604,216)	$1,271,367
Pro-forma basic and diluted earnings per share as if the fair-value based method had been applied to all awards.	$(0.00)	$0.01

(13) Segment Information

During 2007, the Company had three reportable segments and corporate overhead: (1) product sales for wireless products segment, includes sales of wireless handsets and accessories; (2) service revenues for installments of satellites segment, includes sales of satellite dish equipment and installations; (3) sales revenue generated through Internet advertising and affiliate programs and (4) a holding company for current and future commercial ventures. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	December 31,
	2007	2006
Revenues:
Service revenue - See World Satellites, Inc.	$4,401,206	$4,836,237
Product sales - FTS Wireless, Inc.	$2,577,869	$1,841,839
Domain Revenue-Elysium Internet, Inc.	$45,225	$-
Corporate	$-	$-
	$7,024,300	$6,678,076

Income (loss) from operations:
Service revenue - See World Satellites, Inc.	$562,773	$1,196,206
Product sales - FTS Wireless, Inc.	$(156,408)	$(234,950)
Domain Revenue-Elysium Internet, Inc.	$10,824	$-
Corporate	$(1,042,175)	$(737,837)
	$(624,986)	$223,419

Identifiable assets:
Service revenue - See World Satellites, Inc.	$5,718,330	$5,960,762
Product sales - FTS Wireless, Inc.	$55,371	$213,507
Domain Revenue-Elysium Internet, Inc.	$244,072	$-
Corporate	$271,075	$545,054
	$6,288,848	$6,719,323

(14)  Earnings Per Share

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

	For the Years Ended December 31
	2007	2006
Basic income (loss) per share:
Net income (loss)	$(604,216)	$1,231,367
Weighted average common shares outstanding	158,208,128	124,851,085

Diluted income per share:
Weighted average common shares outstanding	N/A	124,851,085
Convertible notes payable	N/A	46,465,550
Warrants A	N/A	46,465,550
Warrants B	N/A	23,232,775
Weighted average common shares outstanding for diluted net earning per share	158,208,128	241,014,960
Net income (loss) per share - basic	$0.00	$0.01
Net income (loss) per share - diluted	$0.00	$0.01

(15)  Subsequent Events

Subsequent to the period ended December 31, 2007, the Company sold its wholly owned subsidiary Elysium Internet, Inc. to US Biodefense, Inc. a Company majority owned by Scott Gallagher our Chairman and Chief Executive Officer. The total transaction value was $2 Million dollars. The Company received a note from US Biodefense, Inc. for $1.5 Million payable over 12 months upon completion of a financing, in addition the Company received shares of a new class of preferred stock convertible into 60% of the issued and outstanding shares at the time of the first conversion. Also subsequent to the year end the Company's wholly owned subsidiary FTS Wireless sold 3 of its retail wireless locations. The Company is restructuring its business model to focus on higher margin Internet sales of wireless products due to changes in rate plans of the national wireless carriers that are now more competitive with Metro PCS. The Company also starting to redirect its efforts towards its cell phone translator project and completing a liquidity event with its wireless operations later in 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in accountants were previously reported on Form 8-K. We had no disagreements with our accountants in 2007 or 2006.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer / Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

2. provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of our Company are being made only in accordance with authorizations of our management and our directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer / Interim Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, specifically as supplemented by the COSO publication, Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals presently serve as officers and directors of the Company.

Name	Age	Position
Scott Gallagher	41	Chairman of the Board of Directors, Chief Executive Officer and President

David R. Rasmussen	41	Director, Chief Operating Officer

All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

SCOTT GALLAGHER . Mr. Gallagher has been Chairman of the Board of Directors and our Chief Executive Office since January of 2002. Prior to joining us, Mr. Gallagher was the founder and President of About-Face Communications, LLC, a privately-held business consulting firm located in Yardley, Pennsylvania. Prior to founding About-Face Communications, LLC, Mr. Gallagher was the Chief Investment Officer and a general partner with the Avalon Investment Fund, a private hedge fund based in New York City and Philadelphia. Mr. Gallagher previously held NASD licenses series 7, 63 and 24 all of which were retired in good standing. In January of 2008 Mr. Gallagher became the Chairman and Chief Executive Officer of US Biodefense, Inc., a publicly traded Internet media Company.

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

AUDIT COMMITTEE

We do not have a separately-designated standing Audit Committee. Our full board of directors performs the functions usually designated to an Audit Committee. As of December 31, 2007, we did not have a director on our board that met the definition of “audit committee financial expert” as set forth in Item 407(d)(5)(ii) of Regulation S-K. We are currently searching for a director that meets such requirements. We employee an outside firm to advise and consult management and the Board on all matters relating to our financial statements.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2007, we believe Forms 3, 4 and 5 were timely filed, except that Mr. Gallagher filed a Form 4 representing one transaction one day late.

CODE OF ETHICS

We have adopted a Code of Ethics. A copy of our Code of Ethics was filed with our Form 10-KSB for the period ending December 31, 2003. We will provide a copy of our Code of Ethics to any stockholder without charge upon a written request.

PROCEDURE FOR NOMINATING DIRECTORS

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

The board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, the board considers how a candidate could contribute to our company's business and meet the needs of our company and the board.

The board will consider candidates for director recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the company to FTS Group, Inc., 300 State Street East, Suite 226, Oldsmar, Florida 34677, Attention: Scott Gallagher. All candidate referrals are reviewed by at least one current board member.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2007 and 2006 to (1) our Chief Executive Officer and (2) our Chief Operating Officer.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)		Stock Awards (2) $ (e)		All Other Compensation $ (i)	Total $ (j)
Scott Gallagher, Principal Executive Officer	2007	$200,000	$50,000					$250,000
	2006	$200,000	$50,000	$		$		$250,000

David Rasmussen, Chief Operating Officer	2007	$150,000	$25,000	$				$175,000
	2006	150,000	25,000		30,000(1)	$		$205,000

(1)     In 2006, Mr. Rasmussen received 1,500,000 restricted shares as part of his employment contract.

(2)     A discussion of the assumptions used to value these awards are included in Note 1, Notes to Consolidated Financial Statments.

NARRATIVE TO SUMMARY COMPENSATION TABLE

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We did not grant stock options in 2006 or 2007. Additionally, no stock options were exercised by any of the named executive officers in 2006 or 2007.

DIRECTOR COMPENSATION

During 2007, our directors received a grant of 250,000 shares of restricted stock. For their service during 2008, directors will receive $10,000 in cash or stock at our option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2008 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

The stockholders listed below have sole voting and investment power. The address of each of the beneficial owners is 300 State Street East, Suite 226, Oldsmar, Florida 34677, unless otherwise indicated. All ownership of securities is direct ownership unless otherwise indicated.

	AMOUNT AND
	NATURE OF
	BENEFICIAL	PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNERSHIP	OF CLASS(2)

Scott Gallagher	21,797,235	6.7%

David R. Rasmussen	1,727,500%

All directors and current executive officers as a group (2 persons)	23,524,735	7.3%

* Less than 1% of outstanding shares of Common Stock.

(1) The address of all individual directors and executive officers is c/o FTS Group, Inc., 300 State Street East, Suite 226, Oldsmar Florida 34677.

(2) The number of shares of common stock issued and outstanding as of March 31, 2007 was 324,344,378 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on as of December 31, 2008, plus shares of common stock subject to options and warrants held by such person on December 31, 2008 and exercisable within 60 days thereafter.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2007, regarding our stock option plan compensation under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders		$
Equity compensation plans not approved by security holders
Total		$

Under our 2007 Stock Option Plan, the total number of shares of common stock that may be granted is 50,000,000. The Plan provides that shares granted come from our authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. A total of 20,000,000 shares are available for stock grants under all plans, or 6.2% of our issued and outstanding common stock as of December 31, 2007, including existing securities to be issued upon exercise of currently outstanding options and assuming all options under all plans were granted and exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 19, 2008, we entered into an asset purchase agreement with US Biodefense, Inc., a Utah corporation, pursuant to which US Biodefense agreed to purchase 100% of the common stock and assume full operating control of the directories and all funds received by our wholly-owned subsidiary, Elysium Internet, Inc., a Florida corporation, beginning on the closing date which took place on April 4, 2008. Upon closing of this transaction, Elysium ceased to be our wholly-owned subsidiary and became a wholly-owned subsidiary of US Biodefense. Mr. Scott Gallagher, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of US Biodefense.

DIRECTOR INDEPENDENCE

During the year ended December 31, 2006, Scott Gallagher and David Rasmussen served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-QSB, Bassie and Co. was paid $45,000 for substantially all of our annual SEC related accounting fees during 2007.

AUDIT-RELATED FEES

During 2007 we paid Gibson and Mayer $60,000 in fee’s for quarterly and annual audit preparation of financial statements .

TAX FEES

For their review of tax matters, Gibson & Mayer, P.C. billed us a total of $1,500 in the fiscal year ended December 31, 2006 and $1,500 in the fiscal year ended December 31, 2007.

The Board of Directors Pre-Approval Policy and Procedures

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2007, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS.

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

3.2 Certificate of Designation for Series A Convertible Preferred Stock, dated April 15, 1998 (included as Exhibit 2.2 to the Form 10SB12G filed August 24, 1998, and incorporated herein by reference).

3.3 Bylaws (included as Attachment C to the Definitive Proxy on Form DEF 14A filed January 9, 2004, and incorporated herein by reference).

3.4 Amendment to the Articles of Incorporation (included as exhibit 10.1 to the Form 8-K filed March 13, 2006, and incorporated herein by reference).

3.5 Certificate of Designation for Series B Convertible Preferred Stock dated March 8, 2006 (included as Exhibit 10.1 to the Form 8-K filed March 13, 2006 and incorporated herein by reference).

3.6 Amendment to the Articles of Incorporation, as amended, dated October 20, 2006, filed with the State of Nevada January 18, 2007 (filed herewith).

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

10.46 Asset Purchase Agreement between the Company and US Biodefense, Inc., dated March 19, 2008 (included as exhibit 10.1 to the Form 8-K filed April 11, 2008, and incorporated herein by reference).

10.47 Promissory Note due January 3, 2010, issued to the Company by US Biodefense, Inc. (included as exhibit 10.2 to the Form 8-K filed April 11, 2008, and incorporated herein by reference).

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

21.1 Subsidiaries of the Registrant (filed herewith).

31.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS GROUP, INC.

By:	/s/ Scott Gallagher
Scott Gallagher, Chairman of the Board, Chief Executive Officer, Principal Accounting Officer and President

Date: April 15, 2008

By:	/s/ David R. Rasmussen
David R. Rasmussen, Chief Operating Officer and Director

Date: April 15, 2008