Form 10-K/A
period 2007-12-31
FTS GROUP, INC.
filed 2008-05-15
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

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

FTS GROUP, INC.
FORM 10-K
For the year ended December 31, 2007

EXPLANATORY NOTE

FTS Group, Inc. (the "Company" or "FTS") is filing this Amendment No. 1 on Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (which was filed on April 15, 2008) to correct a typographical error on page F-2. The report of independent registered public accounting firm was reported as "April 11, 2007" it should have been "April 11, 2008".

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
April 11, 2008

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

(15)  Subsequent Events

Subsequent to the period ended December 31, 2007, the Company sold its wholly owned subsidiary Elysium Internet, Inc. to US Biodefense, Inc. a Company majority owned by Scott Gallagher our Chairman and Chief Executive Officer. The total transaction value was $2 Million dollars. The valuation of the deal was based on third party domain name valuations, amount’s paid to acquire domain names, recent market sales of domain names as well as current valuations of portfolio’s of similar size. The Company received a note from US Biodefense, Inc. for $1.5 Million payable over 12 months upon completion of a financing, in addition the Company received shares of a new class of preferred stock convertible into 60% of the issued and outstanding shares at the time of the first conversion. The Company believes this transaction was completed under terms which would have been substantially the same as if the transaction were completed with independent third parties.

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