Form 10-Q
period 2008-03-31
FTS GROUP, INC.
filed 2008-05-21
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

FTS GROUP, INC.
 (Exact name of registrant as specified in its charter)

Nevada	000-24829	84-1416864
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

300 State Street East, Suite 226, Oldsmar, Florida 34677
(Address of Principal Executive Office) (Zip Code)

(813) 749-8805
 (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 15, 2008, 397,807,653 of the issuer’s common stock, $0.001 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS .

1

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

Assets	2008	2007
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$2,733	$21,713
Accounts receivable	78,917	71,987
Inventories	315,460	285,168
Prepaid expenses and current assets	102,763	172,767
Total current assets	499,873	551,635

Property and equipment, net of accumulated depreciation	60,491	121,986
Domain Portfolio	315,087	238,156
Unamortized discount on convertible debt	144,935	192,991
Goodwill	5,177,696	5,177,696
Deposits	6,386	6,386
Total assets	$6,204,468	$6,288,850

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$757,257	$802,238
Notes payable	1,595,250	1,601,000
Officer note payable	109,666	4,000
Related party notes payable	75,000	75,000
Related party convertible debt	1,643,077	2,079,822
Fair value of derivative liabilities	46,466	115,049
Total current liabilities	4,226,716	4,677,109
Total liabilities	4,226,716	4,677,109

Commitments and contingencies

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Convertible preferred stock, Series B, $0.01 par value:
1,000,000 Shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007	10,000	10,000
Common stock, $.001 par value. Authorized 855,000,000 shares:
174,205,601 shares issued and outstanding at December 31, 2007,
314,206,221 shares issued and outstanding at March 31, 2008	314,206	174,206
Deferred stock compensation	(7,500)	(10,000)
Additional paid-in capital	13,173,876	12,745,977
Accumulated deficit	(11,512,830)	(11,308,442)
Total stockholders' equity	1,977,752	1,611,741

Total liabilities and stockholders' equity	$6,204,468	$6,288,850

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)

REVENUES	$1,565,255	$1,801,420

COST OF GOODS SOLD	650,573	727,331

GROSS PROFIT	914,682	1,074,089

GENERAL AND ADMINISTRATIVE EXPENSES	1,127,336	1,081,684

INCOME (LOSS) FROM OPERATIONS	(212,654)	(7,595)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	68,583	60,254
Gain on disposal of assets	16,872	-
Interest expense	(77,189)	(169,524)

TOTAL OTHER INCOME (EXPENSES)	8,266	(109,270)

NET INCOME (LOSS)	$(204,388)	$(116,865)

PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	219,934,698	137,868,401

Diluted	219,934,698	137,868,401

NET LOSS PER COMMON SHARE:

Basic	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(204,388)	$(116,865)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	67,551	146,753
Common shares issued for services	74,900	-
Amortization of debt discount	-	2,679
Amortization of deferred stock compensation	2,500	2,500
(Gain) Loss on disposal of assets	(16,872)	-
Change in fair value of derivative liabilites	(68,583)	(60,254)
(Increase) decrease in operating assets:
Accounts receivable	(6,930)	111,651
Inventories	(37,421)	45,005
Prepaid expenses	70,004	(95,448)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	36,269	38,099
Net cash used in operating activities	(82,970)	74,120

Cash flows from investing activities:
Payments for investments	-	(22,229)
Proceeds from disposal of assets	66,000	-
Purchase of domain names	(76,931)	-
Net cash used in investing activities	(10,931)	(22,229)

Cash flows from financing activities:
Proceeds from notes payable related parties	127,259	20,000
Repayments of notes payable-truck loans	-	(1,830)
Repayments of notes payable to individuals	(5,750)	(125,000)
Repayment of loans from related parties	(46,588)	(2,500)
Net cash provided by financing activities	74,921	(109,330)

Net decrease in cash	(18,980)	(57,439)

Cash at beginning of year	21,713	115,056
Cash at end of year	$2,733	$57,617

Supplemental schedule of cash flow informtion:
Interest paid	$-	$1,911

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$436,745	$72,847

Stock issued as loan inducements	$-	$245,283

Reassignment of note payable from Richard Miller to Funds	$-	$1,000,000

See accompanying notes to consolidated financial statements.

FTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(1) Summary of Significant Accounting Policies

ORGANIZATION, OWNERSHIP AND BUSINESS

FTS Group, Inc. (the "Company"), is a holding company incorporated under the laws of the State of Nevada. The Company is focused on developing, acquiring and investing in cash-flow positive businesses and viable business ventures primarily in the Internet, Wireless and Technology industries. Through its wholly-owned subsidiaries See World Satellites, Inc., FTS Wireless, Inc., OTG Technologies Group, Inc. and Elysium Internet, Inc., the Company has acquired and developed a diversified wireless business engaged in the distribution of next generation wireless communications, entertainment products and services for businesses and consumers alike. Elysium Internet, Inc.  owns and operates an Internet advertising media business focused in the local directory market. The Company's wholly-owned subsidiary See World Satellites, Inc. is a leading distributor of satellite television systems and related products and services for DISH Networks in the western Pennsylvania marketplace. The Company's wholly-owned subsidiary FTS Wireless, Inc. is an emerging retail wireless distributor operating in the gulf coast market of Florida. The Company’s wholly-owned subsidiary OTG Technologies, Inc. was formed to acquire information technology, or IT, assets. The Company sold its Elysium Internet business on April 4, 2008.

BASIS OF PRESENTATION

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed on May 15, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FTS Wireless, Inc., See World Satellites, Inc., OTG Technologies Group, Inc., and Elysium Internet, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

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

(2)  Property and Equipment

Major classes of property and equipment, together with their estimated useful lives, consisted of the following at March 31, 2008 and December 31, 2007:

	Years	2008	2007
Leasehold Improvements	5	4,032	4,032
Furniture and Fixtures	5	138,252	208,252
Equipment	3-5	92,595	92,595
Vehicles	3	18,777	18,777
Total property and equipment		253,656	323,656
Less: accumulated depreciation		(193,165)	(201,670)

Net property and equipment		60,491	121,986

(3)   Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. Failure to secure financing or expand operations may result in the Company not being able to continue as a going concern. The Company had an accumulated deficit of $11,512,830 as of March 31, 2008 and negative cash flows from operations of $82,970 for the six months ended March 31, 2008. Additionally, the Company was in default on approximately $3,300,000 in debts owed to creditors as of March 31, 2008. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)   Debt

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during the three months ended March 31, 2008:

Beginning balance payable, as of December 31, 2007	$4,000
Accrued interest	-
Advances from Chief Executive Officer	112,098
Ending balance payable	$116,098

Notes Payable

The table below details the balances owed to various creditors of the Company under several notes payable as of March 31, 2008 and December 31, 2007, all of which were in default as of March 31, 2008:

	March 31, 2008	December 31, 2007

Richard Miller	$1,587,500	$1,587,500
Philip Holman	7,750	13,500
	$1,595,250	$1,601,000

Related Party Notes Payable

The table below details the balances owed to Alpha Capital as of March 31, 2008 and December 31, 2007, which was in default as of March 31, 2008:

	March 31, 2008	December 31, 2007

Alpha Capital	$75,000	$75,000

Related Party Convertible Debts

The table below details the balances owed to various creditors of the Company as of March 31, 2008 and December 31, 2007, all of which were in default as of March 31, 2008:

	March 31, 2008	December 31, 2007

Institutionals *	$1,643,077	$2,079,822

* Represents various mutual funds which were issued convertible debentures in 2006 and 2005.

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

As consideration for the assignment, the Company agreed to issue 15,000,000 shares of common stock to be distributed pro rata among the Assignees of the Notes. The shares were issued in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended, in that:

•	the sales were made to sophisticated or accredited investors, as defined in Rule 502;

•
the Company gave each Assignee the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•	at a reasonable time prior to the sale of securities, the Company advised each Assignee of the limitations on resale in the manner contained in Rule 502(d)2;

•	neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

•
the Company exercised reasonable care to assure that each Assignee of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

The Company accounted for the issuance of stock and warrants under the convertible notes in line with the provisions of Emerging Issues Task Force "EITF" 00-27 which states that when a debt instrument includes detachable instruments such as warrants, the proceeds of the issuance should be allocated to the convertible instrument and the detachable instruments in proportion to their relative fair market values. Accordingly, the Company calculated fair value of the stock based on current market price and fair value of the warrants using the Black-Scholes pricing model. Total proceeds from the funding were then allocated among debt and equity based on their relative fair values.

(5)     Income Taxes

United States of America

Income taxes for the interim periods were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expenses for the three months ended March 31, 2008 and 2007 are eliminated by net operating loss carry forwards.

Nevada

The Company is incorporated in the State of Nevada in the United States of America but does not conduct business in Nevada.  Nevada does not have corporate income taxes, franchise taxes or other significant taxes or fees for doing business as a Nevada corporation. As a result, there is no provision for Nevada income taxes and there are no deferred tax amounts related to Nevada as of March 31, 2008.

(6)  Commitments and Contingencies

Operating Leases

The Company leases real property for its retail locations and its corporate office. Four of the locations have lease terms ranging from one to five years while two locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Annual
Year Ending December 31,	Payments
2008	$56,600
2009	52,800
2010	52,800
2011	52,800
2012	17,600
$232,600

Rent expense was $36,963 and $53,927 for the three months ended March 31, 2008 and 2007, respectively.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

(7)   Concentration of Credit Risk

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. Historically, the Company has purchased approximately 90% of its telephone and satellite television supplies from two vendors. Additionally, these same two vendors are also major customers of the Company who provide over 80% of revenue.

(8)   Stock

On January 15, 2006 the Company issued 1,500,000 restricted common shares to Scott Gallagher relating to a two year employment agreement entered into on November 15, 2005.

During the three months ended March 31, 2006, the Company issued 1,500,000 restricted shares of common stock to an officer of the Company relating to a two year employment agreement dated February 1, 2006.

During the three months ended March 31, 2006, the Company issued 2,250,000 restricted shares of common stock valued at $0.02 per share to an officer of the Company to reduce an outstanding debt obligation of $45,000.

During the three months ended March 31, 2006, the Company issued 2,500,000 restricted shares of common stock valued at $0.02 per share to an officer of the Company as a success bonus for 2005.

During the three months ended March 31, 2006, the Company issued 1,000,000 shares of its Series B Convertible Preferred stock to Mr. Richard Miller, the former owner and current President of See World Satellites, Inc. The conversion rate for the Series B Convertible Preferred Stock is 25 shares of common stock for each share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock may be converted into common stock at any time after January 3, 2008, at the option of the Company or that of the holder. The Series B Convertible Preferred Stock has no voting rights. Each share is worth $1.00.

On January 14, 2008, the Company issued 1,307,190 restricted shares of common stock to an institutional investor relating to the conversion of $10,000 of debt at a price of $0.0765 per share.

On January 31, 2008, the Company issued 840,336 restricted shares of common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.00595 per share.

On February 8, 2008, the Company issued 948,766 restricted shares of common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.00527 per share.

On March 3, 2008, the Company issued 2,083,333 restricted shares of common stock to an institutional investor relating to the conversion of $10,000 of debt at a price of $0.0048 per share.

On March 3, 2008, the Company issued 8,000,000 restricted shares of common stock to two consultants for services rendered to the Company.

On March 6, 2008, the Company issued 4,613,610 restricted shares of common stock to an institutional investor relating to the conversion of $20,000 of debt at a price of $0.004335 per share.

On March 18, 2008, the Company issued 5,263,157 restricted shares of common stock to an institutional investor relating to the conversion of $20,000 of debt at a price of $0.0038 per share.

On March 31, 2008, the Company issued 5,692,599 restricted shares of common stock to an institutional investor relating to the conversion of $15,000 of debt at a price of $0.002635 per share.

On March 31, 2008, the Company issued 2,928,257 restricted shares of common stock to an institutional investor relating to the conversion of $10,000 of debt at a price of $0.003415 per share.

The securities issued in the foregoing transactions were made in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

•	the sales were made to sophisticated or accredited investors, as defined in Rule 502;

•
the Company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•	at a reasonable time prior to the sale of securities, the Company advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

•	neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

•
the Company exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

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

The Series A Preferred shares are convertible into shares of the Company's common stock at the option of the holder on a one for one basis at any time up to the fifth anniversary of the issuance. On the fifth anniversary, the Series A Preferred shares automatically convert into shares of the Company's common stock. The conversion rate is subject to adjustment in certain events, including stock splits and dividends. Holders of the Company's Series A Preferred Stock are entitled to one vote for each share held of record. Holders of the Series A Preferred Stock vote with holders of the common stock as one class.

In April 2006, a total of 1,000,000 shares were designated Series B Convertible Preferred Stock and all 1,000,000 shares are outstanding. Upon liquidation (voluntary or otherwise), dissolution or winding up of the Company, holders of Series B Convertible Preferred Stock will receive their prorate share of the total value of the assets and funds of the Company to be distributed, assuming the conversion of Series B Convertible Preferred Stock to common stock. The holders of shares of Series B Convertible Preferred Stock shall not be entitled to receive dividends and shall have no voting rights. After June 1, 2006, the shares of Series B Convertible Preferred Stock shall be redeemable at $2.00 per share solely at the Company's option.

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

Warrants

The following details warrants outstanding as of March 31, 2008:

In accordance with the subscription agreement relating to the private placement the Company closed during the period ended March 31, 2005, the Company issued the following warrants. Investors received two classes of warrants, Class A and Class B Warrants, for each share of common stock purchased. The B Warrants had an initial exercise price of $0.08 and the A Warrants had an initial exercise price of $0.12. The Company filed the terms and conditions of the financing and registration rights in March 2005 in a Current Report on Form 8-K. The funds raised in the private placement were primarily used for working capital, costs related to the opening of new locations and to reduce outstanding liabilities.

The table below summarizes warrants issued prior to December 2005 and still outstanding as of the period ended March 31, 2008.

	March 31, 2008
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

The Company filed the terms and conditions of the financing and registration rights in January 2006 in a Current Report on Form 8-K. The funds raised in the private placement were primarily used for the acquisition of the Company's wholly-owned subsidiary, See World Satellites, Inc.

The table below summarizes the Class A and B Warrants outstanding as of March 31, 2008, relating to the financing closed on December 29, 2005.

	March 31, 2008
	Underlying Shares	Exercise Price
Warrants issued in December 2005
A Warrants	46,465,550	$0.02868
B Warrants (new)	11,458,338	$0.04

Based on the table of A and B Warrants related to the December 31, 2005 financing, the following summarizes the settlement alternatives at each balance sheet date assuming net settlement in shares:

	March 31, 2008		December 31, 2007
	Shares	Fair Value	Shares	Fair Value
A Warrants	46,465,550	$46,466	46,465,550	$115,049
B Warrants-Old (Expired )	0	$0	0	$0
B Warrants-New	11,458,338	$0	11,458,338	$0
	57,923,888	$46,466	57,923,888	$115,049

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

Although, the stockholders did authorize an increase in shares from 150,000,000 to 855,000,000 in October 2006, the warrants are still classified as a derivative in total. Per EITF-0019, the reset provision in the Subscription Agreement prevents the warrants from being reclassified into equity while they are outstanding. Warrants were classified into equity upon effectiveness of the Registration Statement on Form SB-2 and exercise of the warrants into shares. On July 18, 2007, the Registration Statement was declared effective by the Securites and Exchange Commission.

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

Unaudited pro forma data (included in the Company's Current Report on Form 8-K/A, filed on March 3, 2006) summarizes the results of operations of the Company for the years ended December 31, 2005 and 2004 as if the acquisition had been completed on January 1, 2004. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 2004 or may be achieved in the future.

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

(11)  Stock-Based Compensation

The disclosures required by paragraph 84 of SFAS 123R are stated below, although the Company had not granted any options from 2001 to March 31, 2008.

	March 31, 2008	March 31, 2007
Net Income/ (Loss) as reported	$(204,388)	$(116,865)
Basic and diluted earnings per share as reported	$(0.00)	$(0.00)
Share-based employee compensation cost net of related tax effects included in net income as reported	-	-
Share-based employee compensation cost net of related tax effects that would have been included in the net income if the fair-value based method had been applied to all awards	-	-
Pro-forma net income as if the fair-value method had been applied to all awards	$(204,388)	$(116,865)
Pro-forma basic and diluted earnings per share as if the fair-value based method had been applied to all awards.	$(0.00)	$(0.00)

(12) Segment Information

During 2008, the Company currently has three reportable segments and corporate overhead: (1) product sales for wireless products segment, includes sales of wireless handsets and accessories; (2) service revenues for installments of satellites segment, includes sales of satellite dish equipment and installations; (3) sales revenue generated through Internet advertising and affiliate programs and (4) a holding company for current and future commercial ventures. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	March 31,
	2008	2007
Revenues:
Service revenue - See World Satellites, Inc.	$977,437	$1,098,458
Product sales - FTS Wireless, Inc.	$569,600	$702,962
Domain Revenue-Elysium Internet, Inc.	$18,218	$-
Corporate - FTS Group, Inc.	$375,000	$375,000
Intersegment adjustments	$(375,000)	$(375,000)
	$1,565,255	$2,176,420

Income (loss) from operations:
Service revenue - See World Satellites, Inc.	$86,213	$201,302
Product sales - FTS Wireless, Inc.	$(14,179	$27,516
Domain Revenue-Elysium Internet, Inc.	$(10,595)	$-
Corporate - FTS Group, Inc.	$(265,827)	$(236,413)
	$(204,388)	$(7,595)

Identifiable assets:
Service revenue - See World Satellites, Inc.	$5,680,802	$5,895,481
Product sales - FTS Wireless, Inc.	$30,018	$543,620
Domain Revenue-Elysium Internet, Inc.	$322,450	$-
Corporate	$171,198	$237,052
	$6,204,468	$6,676,153

(13)  Earnings Per Share

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

	For the Three months ended March 31,
	2008	2007
Basic income (loss) per share:
Net income (loss)	$(204,388)	$(116,865)
Weighted average common shares outstanding	219,934,698	137,868,401

Weighted income per share:
Weighted average common shares outstanding	219,934,698	137,868,401
Convertible notes payable	N/A	N/A
Warrants A	N/A	N/A
Warrants B	N/A	N/A
Weighted average common shares outstanding for diluted net earning per share	219,934,698	137,868,401
Net income (loss) per share - basic	$0.00	$0.00
Net income (loss) per share - diluted	$0.00	$0.00

(14)  On The Go Healthcare, Inc. Transaction

We have not finalized an asset purchase with Metro One Development, Inc. and therefore we are not certain how our results of operations will be effected when the transaction is complete. Effective March 18, 2008, together with our wholly-owned subsidiary OTG Technologies Group, Inc., we entered into a binding letter of intent with On The Go Healthcare, Inc., which subsequently changed its name to Metro One Development, Inc., whereby we agreed to purchase certain assets of On The Go Healthcare’s value-added reseller business unit, dba On The Go Technologies Group, including its goodwill and intellectual property, and in addition, we agreed to assume On The Go Technologies Group’s trade contracts beginning March 18, 2008. In exchange for the foregoing, we agreed to pay $4,000,000.  The $4,000,000 purchase price was comprised of a promissory note issued to On The Go Healthcare and our assumption of On The Go Technologies Group’s vendor debt in the amount of $1,100,000 and $2,900,000, respectively, subject to adjustment based on a final determination of vendor debt outstanding on the effective date.  Since the effective date of the binding letter of intent, we have commenced further negotiations with Metro One Development to finalize amounts due to various vendors and with respect to certain terms in the letter of intent.  We cannot be certain how the asset acquisition will affect our results of operations until such amounts are finalized.

(15)  Subsequent Events

Subsequent to the period ended April 4, 2008, the Company sold its majority-owned subsidiary Elysium Internet, Inc. to US Biodefense, Inc., a Company majority-owned by the Company's Chairman and Chief Executive Officer, Scott Gallagher. The total transaction value was $2 million. The valuation of the deal was based on third party domain name valuations, amount’s paid to acquire domain names, recent market sales of domain names as well as current valuations of portfolios of similar size. The Company received a note from US Biodefense, Inc. for $1.5 million payable over 12 months upon completion of a financing, in addition the Company received shares of a new class of preferred stock convertible into 60% of the issued and outstanding shares of US Biodefense's common stock at the time of the first conversion. The Company believes this transaction was completed under terms which would have been substantially the same as if the transaction were completed with independent third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform theses statements to actual results or to changes in our expectations, except as required by law.

This “Management’s Discussion and Analysis” should be read in conjunction with our Financial Statements, including the related notes, appearing in our 2007 Annual Report on Form 10-K. The preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Overview

We are an acquisition and development company focused on developing, acquiring and investing in cash-flow positive businesses and viable business projects primarily in the Internet, wireless and technology industries. We operate a diversified wireless business through two of our wholly-owned subsidiaries, See World Satellites, Inc. and FTS Wireless, Inc. See World is a Regional Service Provider and retail distributor for DISH Network Services satellite television systems primarily to business and retail customers in the western Pennsylvania market and nationally through our retail channel. FTS Wireless is an emerging distributor of next generation wireless communications devices and related products and services. FTS Wireless operates a chain of retail wireless locations in the Gulf Coast market of Florida as well as an online e-store at www.CellChannel.com. All of the retail locations are leased properties. Through our third majority-owned subsidiary (60%), Elysium Internet, Inc., an online media company focused on developing and acquiring a subscription based targeted Internet directory business, we owned and operated an Internet media and advertising business. We generated revenue by selling advertising directly to customers through our directory web sites as well as through affiliate programs that leverage the direct navigation Internet traffic of our domain portfolio.  On April 4, 2008, we sold the Elysium Internet business to US Biodefense, Inc. As a result of the transaction we own 60% of US Biodefense, Inc. The sale of Elysium is not reflected in our financials for the quarter ended March 31, 2008 because the sale occured after the quarter ended. During the first quarter we formed a third wholly-owned subsidiary OTG Technologies Group, Inc., a Florida corporation, to facilitate the acquisition of assets to be acquired from Metro One Development, Inc., formerly named On The Go Healthcare, Inc. As of the end of the first quarter we do not consider the acquisition of assets transaction to be finalized. We continue to work with Metro One Development, Inc. and intend to finalize the transaction in the second quarter.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates. We believe the following critical accounting policies effect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Elysium Internet, Inc. recognized revenue when it made a sale through its director business. Sales generated from third-party aggregators were recognized in the month they are made.

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

Inventories

Inventories are valued at the lower of cost determined on a first-in, first-out method, or market value.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Three Months Ended March 31, 2008
	FTS	FTS	See	Elysium
	Group	Wireless	World	Internet
	Inc.	Inc.	Satellites	Inc.	Total
Revenues
External	$-	$569,600	$977,437	$18,218	$1,565,255
Internal	375,000	-	-	-	375,000
Segment Revenues	375,000	569,600	977,437	18,218	1,940,255

Cost of Goods Sold	-	490,719	159,854	-	650,573

Gross Profit	375,000	78,881	817,583	18,218	1,289,682

Selling, General, & Administrative Expenses Less Depreciation
External	266,946	90,664	721,418	28,813	1,107,841
Internal	-	75,000	300,000	-	375,000
Segment S, G, &A	266,946	165,664	1,021,418	28,813	1,482,841

Subtotal	108,054	(86,783)	(203,835)	(10,595)	(193,159)

Derivative Gain (Loss)	68,583	-	-	-	68,583
Depreciation	(9,381)	(2,396)	(7,718)	-	(19,495)
Gain on Disposed Assets	16,872	-	-	-	16,872
Interest	(74,955)	-	(2,234)	-	(77,189)

Net Income (Loss)	109,173	(89,179)	(213,787)	(10,595)	(204,388)

Intersegment Adjustments	(375,000)	75,000	300,000		-

	$(265,827)	$(14,179)	$86,213	$(10,595)	$(204,388)

2

Results of Operations and Financial Condition

Three Months Ended March 31, 2008 versus March 31, 2007

Total Operating Revenues

We generated $1,565,255 of total revenues for the three months ended March 31, 2008 as compared to $1,801,420 for the three months ended March 31, 2007 resulting in a decrease of approximately 13.1%. The decrease in top line revenue is attributable to the strategic decision we made to reduce our retail store count by selling three locations and realign the retail side of our wireless distribution business towards a predominately online business model. During the first quarter we launched our online e-store at www.CellChannel.com. The decision is a result of the changes in the rate plans of the national wireless carriers that are now more competitive to Metro PCS by offering unlimited rate plans nationally as opposed to Metro PCS’ local unlimited plans.

Total Operating Costs and Expenses

Total operating costs declined $31,106 to $1,777,909 for the three months ended March 31, 2008 compared to $1,809,015 for the three months ended March 31, 2007. Included in total operating costs was a $76,758 decrease in cost of goods sold from $727,331 during the three months ended March 31, 2007 to $650,573 during the three months ended March 31, 2008. The primary reason for the decrease in cost of goods sold was the decline in lower margin sales at FTS Wireless as a result of selling three retail locations during the quarter. General and Administrative expenses increased $45,652 from $1,081,684 during the three months ended March 31, 2007 to $1,127,336 during the three months ended March 31, 2008. The increase in General and Administrative expenses is primarily related to increases in gas prices effecting See World Satellite and increased consulting fees relating to the Elysium and OTG transactions and investor relations fees. We anticipate these expenses to continue through the second quarter and then begin to decline in the second half of fiscal 2008.

Other Income (Expense)

Included in other income is an increase of $8,329 of income relating to changes in the fair value of derivative liabilities. Income from derivative liabilities increased from $60,254 during the three months ended March 31, 2007 to $68,583 for the three months ended March 31, 2008. During the three months ended March 31, 2008, we recorded a gain of $16,872 relating to the sale of certain retail wireless locations. Interest expenses were lowered by $92,335 from $169,524 during the three months ended March 31, 2007 to $77,189 during the three months ended March 31, 2008.

Net Income (Loss) from Continuing Operations

We reported a net loss of $204,388 for the three months ended March 31, 2008 compared to a net loss of $116,865 for the three months ended March 31, 2007. The $87,523 increase to our net loss is primarily related to increased fuel prices as well as increased consulting fees compared to the quarter over quarter period.

Liquidity and Capital Resources

Our requirements for capital are to:

    o pay down debt,

    o fund possible acquisitions; and

    o provide working capital and funds to expand our current business.

Our primary source of financing during the three months ended March 31, 2008 was cash generated from operating activities, notes being issued and cash received from the issuance of common stock.

As of March 31, 2008, our Current Assets were $499,873, consisting of $2,733 in cash and cash equivalents, $315,460 in inventories, $78,917 of accounts receivables and $102,763 of prepaid expenses and current assets. Current Liabilities were $4,226,716, consisting of $1,643,077 of related party convertible debt, $75,000 of notes payable to a related party, $109,666 in an officer note payable, $1,595,250 of notes payable and $757,257 in accounts payable and accrued expenses.

At March 31, 2008, we had total assets of $6,204,468, consisting of, in addition to the assets described above, Goodwill of $5,177,696, Property and equipment, net of accumulated depreciation of $60,491, unamortized discount of convertible debt of $144,935, Internet domain portfolio of $315,087 and Deposits of $6,386.

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

Off Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Because we are a smaller reporting company, this Item is not applicable to us.

Item 4T. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer / Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer / Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer / Interim Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, specifically as supplemented by the COSO publication, Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the first quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

3

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we, nor any of our officers or directors in their capacities as such, are subject to any material legal proceedings, and we do not know of any potential or threatened legal proceeding.

Item 1A. Risk Factors.

Please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We believe there were no new risk factors related to our business in the first quarter of 2008 except as set forth below:

Changes in the market price of fuel may have a material adverse effect on our business.

Our wholly-owned subsidiary, See World Satellites, uses a significant amount of fuel in its operations. As the price of fuel has sharply increased, our expenses have also increased to operate our vehicles. The cost of fuel, which has been at historically high levels over the last three years, is largely unpredictable and could have a significant impact on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 3, 2008, we issued 8,000,000 restricted shares of common stock to two consultants for services rendered to our Company. These services were valued at $22,400.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our stockholders during the quarter ended March 31, 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

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

4.5
Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated January 10, 2005 (included as Exhibit 4.12 to the Form SB-2 filed June 17, 2005, and incorporated herein by reference).

4.6	A Warrant Form (included as Exhibit 4.1 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

4.7	B Warrant Form (included as Exhibit 4.2 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

4.8	Form of Common Stock Purchase Warrant between the Company and Olympus Securities, (included as Exhibit 4.16 to the Form SB-2/A filed July 5, 2006, and incorporated herein by reference).

10.1	Promissory Note between the Company and Alpha Capital Aktiengesellschaft (included as Exhibit 10.1 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.2	Subscription Agreement between the Company and certain subscribers, dated December 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.3	Guaranty Agreement between the Company and certain lenders, dated December 29, 2005 (included as Exhibit 10.3 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.4	Security Agreement between the Company and certain lenders, dated December 29, 2005 (included as Exhibit 10.4 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.5	Security and Pledge Agreement between the Company and certain lenders, dated December 29, 2005 (included as Exhibit 10.5 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.6	Collateral Agent Agreement between the Company and certain lenders (included as Exhibit 10.6 to the Form 8-K filed January 5, 2006, and incorporated herein by reference).

10.7	Promissory Note between the Company and Richard E. Miller, dated January 3, 2006 (included as Exhibit 10.1 to the Form 8-K filed January 9, 2006, and incorporated herein by reference).

10.8	Stock Purchase Agreement between the Company and Richard E. Miller, dated January 3, 2006 (included as Exhibit 10.2 to the Form 8-K filed January 9, 2006, and incorporated herein by reference).

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

10.11
Amendment to extend Authorized Regional Service Provider Agreement between the Company and Dish Network Service LLC dated March 31, 2006 (included as Exhibit 10.2 to the Form 8-K filed March 31, 2006, and incorporated herein by reference).

10.12	Letter Agreement between the Company and EchoStar Satellite LLC, dated March 27 2006 (included as Exhibit 10.1 to the Form 8-K filed April 5, 2006 and incorporated herein by reference).

10.13
Employment Agreement between the Company and Scott Gallagher dated November 15, 2005 with amended start date of February 1, 2007 (included as Exhibit 10.27 to the Form 10-QSB filed May 15, 2006 and incorporated herein by reference).

10.14	Employment Agreement between the Company and David Rasmussen dated February 1, 2006 (included as Exhibit 10.28 to the Form 10-QSB filed May 15, 2006 and incorporated herein by reference).

10.15	Promissory Note between the Company and Alpha Capital Anstalt, dated January 22, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

10.16	Promissory Note between the Company and Ellis International, Ltd., dated January 22, 2007 (included as Exhibit 10.2 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

10.17	Promissory Note between the Company and Platinum Long Term Growth V, dated January 22, 2007 (included as Exhibit 10.3 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

10.18	Promissory Note between the Company and Whalehaven Capital Fund Limited, dated January 22, 2007 (included as Exhibit 10.4 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

10.19
Assignment and Amendment No. 1 to Note Agreement by and among the Company, Richard E. Miller and Assignees, dated January 22, 2007 (included as Exhibit 10.5 to the Form 8-K filed January 26, 2007 and incorporated herein by reference).

10.20	Asset Purchase Agreement between the Company and US Biodefense, Inc., dated March 19, 2008 (included as Exhibit 10.1 to the Form 8-K filed April 11, 2008, and incorporated herein by reference).

10.21	Promissory Note due January 3, 2010, issued to the Company by US Biodefense, Inc. (included as Exhibit 10.2 to the Form 8-K filed April 11, 2008, and incorporated herein by reference).

10.22
Binding Agreement between the Company and OTG Technologies Group, Inc. on one side and On The Go HealthCare, Inc. DBA On The Go Technologies, Inc. on the other side, dated March 18, 2008 (filed herewith).

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
.

FTS GROUP, INC.

Dated: May 21, 2008	By: /s/ Scott Gallagher
Name: Scott Gallagher
Title: Chairman of the Board, Chief Executive Officer,
Principal Accounting Officer and President

Dated: May 21, 2008	By: /s/ David R. Rasmussen
Name: David Rasmussen
Title: Chief Operating Officer and Director

4