Form 10-Q
period 2008-06-30
FTS GROUP, INC.
filed 2008-08-20
CIK 1062663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to ____________

FTS GROUP, INC.
 (Exact name of registrant as specified in its charter)

Nevada	000-24829	84-1416864
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

300 State Street East, Suite 226, Oldsmar, Florida 34677
(Address of Principal Executive Offices) (Zip Code)

(813) 749- 8805
 (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2008, 497,651,535 of the issuer’s common stock, $0.001 par value, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

1

FTS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

Assets	2008	2007
Current assets:
Cash and cash equivalents	$5,638	$21,713
Accounts receivable	84,032	71,987
Inventories	418,996	285,168
Prepaid expenses and current assets	120,771	172,767
Total current assets	629,437	551,635

Property and equipment, net of accumulated depreciation	49,052	121,986
Domain Portfolio	1,542,390	238,156
Unamortized discount on convertible debt	213,613	192,991
Goodwill	5,177,696	5,177,696
Deposits	6,386	6,386
Total assets	$7,618,574	$6,288,850

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,030,099	$802,238
Capital lease obligation-current portion	21,420	-
Notes payable	2,885,277	1,601,000
Officer note payable	493,752	4,000
Related party notes payable	75,000	75,000
Related party convertible debt	1,446,213	2,079,822
Fair value of derivative liabilities	227,070	115,049
Total current liabilities	6,178,831	4,677,109

Capital lease obligation	80,281	-
Settlement reserve	160,000	-
Total liabilities	6,419,112	4,677,109

Commitments and contingencies

Noncontrolling Interest	159,368	-

Stockholders' equity:
10% Convertible preferred stock, Series A, $0.01 par value:
150,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 4,850,000 undesignated
shares authorized, none issued	-	-
Convertible preferred stock, Series B, $0.01 par value:
1,000,000 Shares authorized, issued and outstanding at December 31, 2007	10,000	10,000
Common stock, $.001 par value. Authorized 855,000,000 shares:
174,205,601 shares issued and outstanding at December 31, 2007,
497,651,535 shares issued and outstanding at June 30, 2008.	497,652	174,206
Deferred stock compensation	(5,000)	(10,000)
Additional paid-in capital	13,252,294	12,745,977
Accumulated deficit	(12,714,852)	(11,308,442)
Total stockholders' equity	1,040,094	1,611,741

Total liabilities and stockholders' equity	$7,618,574	$6,288,850

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30,		Six Months ended June 30
	2008	2007	2008	2007

Revenues	$1,233,951	$1,765,673	$2,799,206	$3,567,093

Cost of goods sold	418,888	719,410	1,069,461	1,446,741

Gross profit	815,063	1,046,263	1,729,745	2,120,352

General and administrative expenses	1,791,546	981,270	2,918,882	2,062,954

Income (loss) from operations	(976,483)	64,993	(1,189,137)	57,398

Other income (expense)
Failed acquisition	(536,136)	-	(536,136)	-
Change in fair value of derivative liabilities	171,620	9,681	240,203	69,935
Interest expense	(202,139)	(75,196)	(279,328)	(244,720)
Impairment of assets	(47,500)	-	(47,500)	-
Gain (loss) on disposal of assets	116,572	-	133,444	-
	(497,583)	(65,515)	(489,317)	(174,785)

Income (loss) before minority interests	(1,474,066)	(522)	(1,678,454)	(117,387)

Minority interests in subsidiaries earnings	272,051	-	272,051	-

	$(1,202,015)	$(522)	$(1,406,403)	$(117,387)

Per share information:
Weighted average shares outstanding
Basic	321,644,396	155,142,325	270,653,180	153,114,029

Diluted	321,644,396	155,142,325	270,653,180	153,114,029

Net loss per common shares:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to consolidated financial statements.

FTS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,406,403)	$(117,387)
Adjustments to reconcile net income to net cash used in operating activities:
Minority interests in net loss of consolidated subsidiary	159,368	-
Depreciation and amortization	118,589	364,900
Common shares issued for services	79,900	-
Amortization of debt discount	10,417	5,358
Amortization of deferred stock compensation	5,000	5,000
(Gain) loss on disposal of assets	(15,280)	-
Change in fair value of derivative liabilities	112,021	(69,935)
(Increase) decrease in operating assets:
Accounts receivable	(12,045)	52,137
Inventories	(140,957)	(20,464)
Prepaid expenses	51,996	(95,820)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	282,340	133,257
Net cash used in operating activities	(755,054)	257,046

Cash flows from investing activities:
Investment in private entities	-	(35,874)
Capital expenditures for property and equipment	-	(13,630)
Proceeds from disposal of assets	66,000	-
Purchase of domain names	(86,683)	-
Net cash used in investing activities	(20,683)	(49,504)

Cash flows from financing activities:
Capital lease payments	(5,352)	-
Proceeds from notes payable related parties	427,259	20,000
Proceeds from notes payable	451,169	-
Repayments of notes payable-truck loans	-	(3,211)
Repayments of notes payable to individuals	(93,750)	(162,500)
Repayment of loans from related parties	(46,588)	(28,250)
Net cash provided by financing activities	732,738	(173,961)

Net decrease in cash	(42,999)	(66,419)

	48,637	115,056
	$5,638	$48,637
Cash at beginning of year
Cash at end of year

Supplemental schedule of cash flow information:
Interest paid	$-	$3,822

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in exchange for convertible debentures	$633,609	$80,447

Stock issued as loan inducements	$-	$245,283

Reassignment of note payable from Richard Miller to Funds	$-	$1,000,000

See accompanying notes to consolidated financial statements.

FTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

(1) Summary of Significant Accounting Policies

ORGANIZATION, OWNERSHIP AND BUSINESS

FTS Group, Inc. (the "Company"), is a holding company incorporated under the laws of the State of Nevada. The Company is focused on developing, acquiring and investing in cash-flow positive businesses and viable business ventures primarily in the Internet, Wireless and Technology industries. Through its wholly-owned subsidiaries See World Satellites, Inc. and FTS Wireless, Inc. as well as through its majority- owned subsidiary Elysium Internet, Inc., the Company has acquired and developed a diversified wireless business engaged in the distribution of next generation wireless communications, entertainment products and services for businesses and consumers alike. The Company also owns 100% of OTG Technologies Group, Inc. (Florida) a Company that had been set up to facilitate the proposed acquisition of certain assets from On The Go Healthcare, Inc. The Company rescinded its letter of intent and currently has no ongoing operations in OTG Technologies Group, Inc. and plans to dissolve the entity. Elysium Internet, Inc. owns and operates an Internet advertising media business focused in the local directory market. The Company's wholly-owned subsidiary See World Satellites, Inc. is a leading distributor of satellite television systems and related products and services for DISH Networks in the western Pennsylvania marketplace. The Company's wholly-owned subsidiary FTS Wireless, Inc. is a retail wireless distributor operating in the gulf coast market of Florida.  The Company sold its Elysium Internet business on April 4, 2008 to US Biodefense, Inc., now Elysium Internet, Inc.  As a result of the transaction, the Company owns 60% of the public entity Elysium Internet, Inc.

BASIS OF PRESENTATION

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on May 15, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FTS Wireless, Inc. and See World Satellites, Inc. as well as Elysium Internet, Inc., a majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

(2)   Property and Equipment

Major classes of property and equipment, together with their estimated useful lives, consisted of the following at June 30, 2008 and December 31, 2007:

	Years	2008	2007
Leasehold Improvements	5	6,385	4,032
Furniture and Fixtures	5	136,998	208,252
Equipment	3-5	92,595	92,595
Vehicles	3	18,777	18,777
Total property and equipment		254,755	323,656
Less: accumulated depreciation		(205,703)	(201,670)

Net property and equipment		49,052	121,986

Depreciation expense for the six months ended June 30, 2008 and 2007 was $32,033 and $52,953, respectively.

(3)   Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. Failure to secure financing or expand operations may result in the Company not being able to continue as a going concern. The Company had an accumulated deficit of $12,714,852 as of June 30, 2008 and negative cash flows from operations of $755,054 for the six months ended June 30, 2008. Additionally, the Company was in default on approximately $3,300,000 in debts owed to creditors as of June 30, 2008. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)   Debt

Loan Payable from Chief Executive Officer

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during the six months ended June 30, 2008:

Beginning balance payable, as of December 31, 2007	$4,000
Accrued interest	-
Advances from Chief Executive Officer	430,468
Ending balance payable	$434,468

Notes Payable

The table below details the balances owed to various creditors of the Company under several notes payable as of June 30, 2008 and December 31, 2007, all of which were in default as of June 30, 2008:

	June 30, 2008	December 31, 2007

Richard Miller	$1,547,500	$1,587,500
Philip Holman	115,000	13,500
Alpha Capital	275,000	-
Segol Financial, Inc.	140,000	-
Smashclicks, Inc.	647,777	-
David Chin	160,000	-
	$2,885,277	$1, 601,000

Related Party Notes Payable

The table below details the balances owed to Alpha Capital as of June 30, 2008 and December 31, 2007, which was in default as of June 30, 2008:

	June 30, 2008	December 31, 20 07

Alpha Capital	$75,000	$75,000

Related Party Convertible Debts

The table below details the balances owed to various creditors of the Company as of June 30, 2008 and December 31, 2007, all of which were in default as of June 30, 2008:

	June 30, 2008	December 31, 20 07

Institutionals *	$1,446,213	$2,079,822

* Represents various hedge funds which were issued convertible debentures in 2006 and 2005.

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

(5)     Income Taxes

United States of America

Income taxes for the interim periods were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expenses for the three and six months ended June 30, 2008 and 2007 are eliminated by net operating loss carryforwards.

Nevada

The Company is incorporated in the State of Nevada in the United States of America but does not conduct business in Nevada.  Nevada does not have corporate income taxes, franchise taxes or other significant taxes or fees for doing business as a Nevada corporation. As a result, there is no provision for Nevada income taxes and there are no deferred tax amounts related to Nevada as of June 30, 2008.

(6)   Commitments and Contingencies

Operating Leases

The Company leases real property for its retail locations and its corporate office. Four of the locations have lease terms ranging from one to five years while two locations are on a month-to-month basis.

Future minimum payments due on the non-cancelable leases are as follows:

Annual
Year Ending December 31,	Payments
2008	$21,200
2009	52,800
2010	52,800
2011	52,800
2012	17,600
$197,800

Rent expense was $68,797 and $90,982 for the six months ended June 30, 2008 and 2007, respectively.

Litigation

The Company may be involved from time to time in ordinary litigation that will not have a material effect on its operations or finances. The Company is not aware of any pending or threatened litigation against the Company or its officers and directors in their capacity as such that could have a material impact on the Company’s operations or finances.

(7)   Concentration of Credit Risk

The Company's concentrations of credit risk consist principally of Accounts Receivable and Accounts Payable. Historically, the Company has purchased approximately 90% of its telephone and satellite television supplies from two vendors. Additionally, these same two vendors are also major customers of the Company who provide over 80% of revenue.

(8)   Stock

On January 15, 2006, the Company issued 1,500,000 restricted common shares to Scott Gallagher relating to a two-year employment agreement entered into on November 15, 2005.

During the three months ended March 31, 2006, the Company issued 1,500,000 restricted shares of common stock to an officer of the Company relating to a two-year employment agreement dated February 1, 2006.

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

On April 4, 2008, the Company issued 7,692,307 restricted shares of common stock to an institutional investor relating to the conversion of $20,000 of debt at a price of $0.0026 per share.

On April 15, 2008, the Company issued 5,882,352 restricted shares of common stock to an institutional investor relating to the conversion of $15,000 of debt at a price of $0.00255 per share.

On May 12, 2008, the Company issued 6,191,950 restricted shares of common stock to an institutional investor relating to the conversion of $10,000 of debt at a price of $0.0016 per share.

On June 4, 2008, the Company issued 12,201,680 restricted shares of common stock to two institutional investors relating to the conversions of $13,496 of debt at a price of $0.00106 and $.00119 per share.

On June 25, 2008, the Company issued 5,500,000 restricted shares of common stock to an institutional investor relating to the conversion of $4,506 of debt at a price of $0.001 per share.

On June 26, 2008, the Company issued 3,122,000 restricted shares of common stock to an institutional investor relating to the conversion of $3,122 of debt at a price of $0.001 per share.

On June 26, 2008, the Company issued 29,851,000 restricted shares of common stock to two institutional investors relating to the conversions of $29,851 of debt at a price of $0.001 per share.

On June 30, 2008, the Company issued 4,454,454 restricted shares of common stock to an institutional investor relating to the conversion of $5,000 of debt at a price of $0.0011 per share. Also on June 30, 2008, our Chief Executive Officer converted $25,000 of unpaid wages into 25,000,000 restricted shares of common stock. In addition, on the same date our Chief Operating Officer converted $25,000 of unpaid wages into 25,000,000 restricted shares of common stock.

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

Warrants

The following details warrants outstanding as of June 30, 2008:

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

The table below summarizes warrants issued prior to December 2005 and still outstanding as of the period ended June 30, 2008.

	June 30, 2008
	Underlying Shares	Exercise Price
Warrants issued during 2000	1,036,000	$1.50
Warrants issued during 2004 (expired on August 7, 2007)	0	$0
Warrants issued during 2004 and 2005, A Warrants	4,956,250	$0.045

On September 28, 2005, the Company reduced the exercise price of the A Warrants from $0.12 to $0.10. Additionally, the Company reduced the exercise price of the B Warrants from $0.08 to $0.03. On July 17, 2006, the Company reduced the exercise price on the A Warrants from $0.10 to $0.045.

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

The table below summarizes the Class A and B Warrants outstanding as of June 30, 2008, relating to the financing closed on December 29, 2005.

	June 30, 2008
	Underlying Shares	Exercise Price
Warrants issued in December 2005
A Warrants	46,465,550	$0.02868
B Warrants (new)	11,458,338	$0.04

Based on the table of A and B Warrants related to the December 31, 2005 financing, the following summarizes the settlement alternatives at each balance sheet date assuming net settlement in shares:

	June 30, 2008		December 31, 2007
	Shares	Fair Value	Shares	Fair Value
A Warrants	46,465,550	$0	46,465,550	$115,049
B Warrants-Old (expired )	0	$0	0	$0
B Warrants-New	11,458,338	$0	11,458,338	$0
	57,923,888	$0	57,923,888	$115,049

Based on the terms of Subscription Agreement in conjunction with Black-Scholes methodology of calculating fair value amounts, a change in the price of the Company's common shares is one factor in a four factor calculation which also considers volatility, risk-free interest rate and time until expiration. A rise in Company stock will generally have the effect of increasing fair value. This however, is offset by decreasing life until expiration.

Although, the stockholders did authorize an increase in shares from 150,000,000 to 855,000,000 in October 2006, the warrants are still classified as a derivative in total. Per EITF-0019, the reset provision in the Subscription Agreement prevents the warrants from being reclassified into equity while they are outstanding. Warrants were classified into equity upon effectiveness of the Registration Statement on Form SB-2 and exercise of the warrants into shares. On July 18, 2007, the Registration Statement was declared effective by the Securities and Exchange Commission.

(10)   See World Satellites, Inc. Acquisition

Effective January 3, 2006, the Company acquired 100% of the capital stock of See World Satellites, Inc. ("See World"), for consideration, providing for (i) $1,000,000 in cash to the stockholder of See World, (ii) a promissory note in the amount of $3,500,000 and (iii) $1,000,000 in Series B Convertible Preferred Stock of the Company.

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

(11)   Stock-Based Compensation

The disclosures required by paragraph 84 of SFAS 123R are stated below, although the Company had not granted any options from 2001 to June 30, 2008.

	June 30, 2008	June 30, 2007
Net Income/ (Loss) as reported	$(1,406,403)	$(117,387)
Basic and diluted earnings per share as reported	$(0.00)	$(0.00)
Share-based employee compensation cost net of related tax effects included in net income as reported	-	-
Share-based employee compensation cost net of related tax effects that would have been included in the net income if the fair-value based method had been applied to all awards	-	-
Pro-forma net income as if the fair-value method had been applied to all awards	$(1,406,403)	$(117,387)
Pro-forma basic and diluted earnings per share as if the fair-value based method had been applied to all awards.	$(0.01)	$(0.00)

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	June 30,
	2008	2007
Revenues:
Service revenue - See World Satellites, Inc.	$1,863,127	$2,231,698
Product sales - FTS Wireless, Inc.	$895,105	$1,335,395
Domain Revenue-Elysium Internet, Inc.	$40,977	$-
Corporate - FTS Group, Inc.	$750,000	$750,000
Intersegment adjustments	$(750,000)	$(750,000)
	$2,799,209	$3,567,093

Income (loss) from operations:
Service revenue - See World Satellites, Inc.	$118,609	$470,834
Product sales - FTS Wireless, Inc.	$(33,237)	$8,737
Domain Revenue-Elysium Internet, Inc.	$(756,368)	$-
Corporate - FTS Group, Inc.	$(518,141)	$(422,173)
	$(1,189,137)	$57,398

Identifiable assets:
Service revenue - See World Satellites, Inc.	$5,789,646	$6,007,296
Product sales - FTS Wireless, Inc.	$49,938	$166,943
Domain Revenue-Elysium Internet, Inc.	$1,648,686	$-
Corporate	$130,303	$527,417
	$7,618,573	$6,701,656

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

	For the Three and Six months ended June 30,
	2008	2007
Basic income (loss) per share:
Net income (loss)	$(1,406,403)	$(117,387)
Weighted average common shares outstanding	270,653,180	153,114,029

Weighted income per share :
Weighted average common shares outstanding	270,653,180	153,114,029
Convertible notes payable	N/A	N/A
Warrants A	N/A	N/A
Warrants B	N/A	N/A
Weighted average common shares outstanding for diluted net earning per share	270,653,180	137,868,401
Net income (loss) per share - basic	$(0.01)	$0.00
Net income (loss) per share - diluted	$(0.01)	$0.00

(14)  On The Go Healthcare, Inc. Transaction

Effective March 18, 2008, the Company, together with its newly formed subsidiary OTG Technologies Group, Inc., entered into a Letter of Intent with On The Go Healthcare, Inc., which subsequently changed its name to Metro One Development, Inc., whereby the Company would agree to purchase certain assets of On The Go Healthcare’s value-added reseller business unit, dba On The Go Technologies Group. Metro One Development, Inc. agreed to work in good faith to finalize an asset purchase agreement and definitive agreement as well as provide to FTS access to OTG's books and records relating to the acquired Asets and cause accountants and other agents and representatives of OTG to cooperate fully with FTS and its representatives in connection with FTS' acquisition review of the assets and any of the assets, contracts, liabilities, operations, records and other aspects of their business relating to the transaction.

On or about May 5, 2008 FTS issued a notice of default to Metro One Development due to FTS’ belief that Metro One Development had not abided by the terms of the agreement.

On July 14, 2008 the Company rescinded the proposed transaction because the Company believed Metro One Development had breached the agreement. The Company has since retained litigation counsel and is currently evaluating any and all remedies available to it in order to recoup funds lost as a result of the breached agreement

(15)  Cell Phone Translator Transaction

In October of 2007 the Company agreed to acquire the rights to a patent pending Cell Phone Translation technology from the developer of the technology Mr. James Smith. Since entering into the transaction the Company has experienced a variety of opinions from industry experts regarding the viability of the patent pending technology developed by Mr. Smith. The Company’s research reveled several similar patents that had previously been granted and in some cases to Company’s with substantially more resources then that of FTS Group, Inc. In addition, the original engineer that had worked with Mr. Smith in filing the original patent application was not available to complete the project. FTS management along with Mr. Smith then endeavored to find an industry expert to evaluate the viability of the patent and potential of the underlying technology. In May 2008, the Company entered into an agreement with Packer Engineering, a firm with 45 years of industry experience and expertise in technology inventions and the patent process. Packer delivered a detailed report to the management team of FTS for evaluation. Upon receiving the report, FTS retained an experienced patent law firm to further provide it with additional information regarding the viability of the patent and the potential risks and costs relating to a patent on the underlying technology being granted. Upon reviewing all of the information gathered from the patent attorney and a full review of the Packer Engineering report, management determined that it is not feasible or realistic to assume the Company would be successful in securing a patent on the technology underlying Mr. Smith’s patent application. Consequently and effective June, the Company has notified Mr. Smith that it has terminated all agreements with him relating to the cell phone translation technology and patent application.

(16)  Subsequent Events

As described in note 14 on July 14, 2008, the Company rescinded the letter of intent to purchase certain assets from Metro One Development, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Financial Statements, including the related notes, appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2007. The preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Overview

We are an acquisition and development company focused on developing, acquiring and investing in cash-flow positive businesses and viable business projects primarily in the Internet, wireless and technology industries. We operate a diversified wireless business through two of our wholly-owned subsidiaries, See World Satellites, Inc. and FTS Wireless, Inc. See World is a Regional Service Provider and retail distributor for DISH Network Services satellite television systems primarily to business and retail customers in the western Pennsylvania market and nationally through our retail channel. FTS Wireless is an emerging distributor of next generation wireless communications devices and related products and services. FTS Wireless operates retail wireless locations in the Gulf Coast market of Florida as well as an online e-store at www.CellChannel.com. All of the retail locations are leased properties. Through our third majority-owned subsidiary, Elysium Internet, Inc., an online media company focused on developing and acquiring a subscription based targeted Internet directory business, we owned and operated an Internet media and advertising business. The Company also owns 100% of OTG Technologies Group, Inc. (Florida) a Company that had been set up to facilitate the proposed acquisition of certain assets from On The Go Healthcare, Inc. The Company rescinded its letter of intent and currently has no ongoing operations in OTG Technologies Group, Inc. and plans to dissolve the entity. Elysium generates revenue by selling advertising directly to customers through our directory websites as well as through affiliate programs that leverage the direct navigation Internet traffic of our domain portfolio.  On April 4, 2008, we sold the Elysium Internet assets to US Biodefense, Inc. now Elysium Internet, Inc. As a result of the transaction we own 60% of the public entity Elysium Internet, Inc.

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

Revenue Recognition

Our wholly-owned subsidiary, FTS Wireless, recognizes revenue from the activation of new wireless customers and the sale of wireless handsets, airtime and accessories at the time of activation or sale. Net revenues from wireless activations are recognized during the month the activation is performed. Allowances for chargebacks, returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

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

Our post-paid activations from the retail side of See World’s business are subject to possible chargebacks of commissions if a customer deactivates service within the allowable 180-day period after signing the contract.. We have set up a reserve for possible activation chargebacks. Based on SFAS No. 48, this is permitted if reliable estimates of the expected refunds can be made on a timely basis, the refunds are being made for a large pool of homogeneous terms, there is sufficient company-specific historical basis upon which to estimate the refunds, and the amount of the commission specified in the agreement at the outset of the arrangement is fixed, other than the customer's right to request a refund.

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

Goodwill and Intangible Asset Impairment

Realization of long-lived assets, including goodwill, is periodically assessed by our management. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at June 30, 2008.

Inventories

Inventories are valued at the lower of cost determined on a first-in, first-out method, or market value.

SEGMENT RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

	Three Months Ended June 30, 2008					Six Months Ended June 30, 2008
	FTS	FTS	See	Elysium		FTS	FTS	See	Elysium
	Group	Wireless	World	Internet		Group	Wireless	World	Internet
	Inc.	Inc.	Satellites	Inc.	Total	Inc.	Inc.	Satellites	Inc.	Total
Revenues
External	$ -	$ 325,505	$ 885,690	$ 22,759	$ 1,233,954	$ -	$ 895,105	$1,863,127	$ 40,977	$ 2,799,209
Internal	375,000	-	-	-	375,000	750,000	-	-		750,000
Segment Revenues	375,000	325,505	885,690	22,759	1,608,954	750,000	895,105	1,863,127	40,977	3,549,209

Cost of Goods Sold	-	275,126	143,762	-	418,888	-	765,845	303,616	-	1,069,461

Gross Profit	375,000	50,379	741,928	22,759	1,190,066	750,000	129,260	1,559,511	40,977	2,479,748

Selling, General, & Administrative
External	239,389	67,041	704,049	778,951	1,789,430	506,335	157,705	1,425,467	807,763	2,897,270
Internal	-	75,000	300,000	-	375,000	-	150,000	600,000	-	750,000
Segment S, G, &A	239,389	142,041	1,004,049	778,951	2,164,430	506,335	307,705	2,025,467	807,763	3,647,270

Subtotal	135,611	(91,662)	(262,121)	(756,192)	(974,364)	243,665	(178,445)	(465,956)	(766,786)	(1,167,522)

Failed Acquisition	(536,136)	-	-	-	(536,136)	(536,136)	-	-	-	(536,136)
Derivative Gain (Loss)	46,466	-	-	125,154	171,620	115,049	-	-	125,153	240,202
Depreciation	(2,425)	(2,396)	(7,717)	-	(12,538)	(11,806)	(4,792)	(15,435)	-	(32,033)
Gain (loss) in Disposed Assets	118,164	-	-	(1,592)	116,572	135,036	-	-	(1,592)	133,444
Impairment of Assets	-	-	-	(47,500)	(47,500)	-	-	-	(47,500)	(47,500)
Interest	(191,001)	-	(719)	-	(191,720)	(265,956)	-	(2,953)	-	(268,909)

Net Income (Loss)	(429,321)	(94,058)	(270,557)	(680,130)	(1,474,066)	(320,148)	(183,237)	(484,344)	(690,725)	(1,678,454)

Intersegment Adjustments	(375,000)	75,000	300,000	-	-	(750,000)	150,000	600,000	-	-
	(804,321)	(19,058)	29,443	(680,130)	(1,474,066)	(1,070,148)	(33,237)	115,656	(690,725)	(1,678,454)
Less: Minority Interests		-	-	272,051	272,051	-	-	-	272,051	272,051
	$(1,608,642)	$ (38,116)	$ 58,886	$ (408,079)	$(1,202,015)	$(1,070,148)	$ (33,237)	$ 115,656	$ (418,674)	$(1,406,403)

2

Results of Operations and Financial Condition

Three and Six Months Ended June 30, 2008 Compared  to the Three and Six Months Ended June 30, 2007

Total Operating Revenues

We generated $1,233,951 of total revenues for the three months ended June 30, 2008 as compared to $1,765,673 for the three months ended June 30, 2007 resulting in a decrease of approximately $531,722. For the six months ended June 30, 2008, consolidated sales decreased $767,887, to $2,799,206 as compared to consolidated sales of $3,567,093 for the six months ended June 30, 2007. The decrease in top line revenue is attributable to the strategic decision we made to reduce our retail store count by selling three locations during the first quarter and realign the retail side of our wireless distribution business towards a predominately online business model that generates a higher profit margin. During the first quarter we launched our online e-store at www.CellChannel.com. Sales generated from CellChannel.com were minimal at June 30, 2008 although we expect sales to increase during the second half of the year into 2009. In addition top line sales at our satellite television business decreased due to reduced business generated by our regional service provider business in install DISH network satellite systems. DISH experienced its first net customer decline in 12 years during the quarter. During the first 45 days of the third quarter we believe that changes made by DISH will result in improved sequential results in the third quarter.

Total Operating Costs and Expenses

Total operating costs increased $1,242,344 to $2,289,129 for the three months ended June 30, 2008 compared to $1,046,785 for the three months ended June 30, 2007. Included in total operating costs was a $300,522 decrease in cost of goods sold from $719,410 during the three months ended June 30, 2007 to $418,888 during the three months ended June 30, 2008. The primary reason for the decrease in cost of goods sold was the decline in lower margin sales at FTS Wireless as a result of selling three retail locations during the quarter and changing our efforts to begin selling wireless products over the Internet. General and Administrative expenses increased $810,276 from $981,270 during the three months ended June 30, 2007 to $1,791,546 during the three months ended June 30, 2008. The increase in General and Administrative expenses is primarily related to one time cost incurred relating to the proposed OTG asset purchase as well as increases in gas prices effecting See World Satellite and increased consulting fees relating to the Elysium transactions and investor relations fees. We expect the expense level to decrease during the second half of the year from Q2 levels but remain higher than the levels reported during the second half of 2007. We expect expense levels across the board to decrease as we enter 2009.

Other Income (Expense)

Included in other income is a net gain of $161,939 of income relating to changes in the fair value of derivative liabilities. Income from derivative liabilities increased from $9,681 during the three months ended June 30, 2007 to $171,620 for the three months ended June 30, 2008 as a result of the decline in our stock price. During the three months ended June 30, 2008, we recorded an expense of $536,136 relating to the failed OTG transaction. We also experienced an impairment of assets of $47,500 during the period ended June 30, 2008. Interest expenses increased by $126,943 from $75,196 during the three months ended June 30, 2007 to $202,139 during the three months ended June 30, 2008 primarily relating to the failed OTG transaction.

Net Income (Loss) from Continuing Operations

We reported a net loss of $1,474,066 for the three months ended June 30, 2008 compared to a net loss of $522 for the three months ended June 30, 2007. The $1,473,544 increase to our net loss is primarily related to the failed OTG transaction and to a lesser extent increases in fuel prices as well as increased consulting fees compared to the quarter over quarter period.

Liquidity and Capital Resources

Our requirements for capital are to:

     o pay down debt,

     o fund possible acquisitions; and

     o provide working capital and funds to expand our current business.

Our primary source of financing during the six months ended June 30, 2008 was cash generated from operating activities, notes being issued and cash received from the issuance of common stock.

As of June 30, 2008, our Current Assets were $7,618,574, consisting of $5,177,696 of goodwill, $1,542,390 in domain assets, $213,613 in un-amortized discount on convertible debt, $418,996 in inventory, $120,771 in prepaid expenses, $84,032 in accounts receivables, $49,052 of property and equipment, net of depreciation and $5,638 in cash and cash equivalents.

As of June 30, 2008, our Current Liabilities were $6,419,112, consisting of $2,885,277 of notes payable, $1,446,213 of related party convertible debt, $1,030,099 of accounts payable and accrued expenses, $493,752 of officer note payable, $75,000 related party note payable, $160,000 settlement reserve, $80,281 in capital lease obligations, $227,070 in fair value of derivative liabilities and $21,420 of capital lease obligation current portion.

Going Concern Opinion

We believe that our continued existence is dependent upon our ability to grow the profits of our satellite television and Internet operations,, and our ability to raise additional capital to reduce debt. Accordingly, the notes to our unaudited, interim consolidated financial statements express substantial doubt about our ability to continue as a going concern.

Future Operations

While Management believes it has made significant progress in developing the ongoing operations of the Company with the acquisition of See World Satellites, Inc and the development of Elysium Internet, Inc., the Company has adjusted its future plans relating to the operations of FTS Wireless, Inc. After several years of focusing on the retail wireless business, management has decided to focus on the higher margin online business in the wireless space. Constant changes to rate plans and contracts, charge backs and dealing with carriers and master agents in general has proved to be a time consuming and not very profitable endeavor. Therefore going forward, the Company will focus on expanding its higher margin satellite installation and Internet media businesses as well as develop several other online e-commerce properties such as CellChannel.com , there is no certainty that the changes to our business model will be successful in view of changing market conditions, technological innovations and legal and regulatory requirements to operate a public Company. For the remainder of 2008, management expects the primary focus of its efforts to be on reducing its convertible debt and developing its Satellite television and Internet related operations, which it believes will translate into higher revenue growth, and profitability. In addition, Management expects to continue to expend funds related to the Elysium Internet Venture.  There is no certainty that the profit margins the Company may generate will be sufficient to offset the anticipated marketing, salary and other expenditures and may result in net cash outflow for 2008.

The Company experienced a loss from operations during the quarter and six months ended June 30, 2008. Management expects to continue to incur losses in the coming quarters during 2008. The Company is evaluating all planned general and administrative and marketing expenditures required to execute its business plan for the remainder of 2008. The Company may also seek to explore new business opportunities or partnerships to increase its Internet and Satellite operations and improve gross margins. These acquisitions may require additional cash beyond what is available and such funds may be raised by way of equity and/or debt financing, and through the sale of non-strategic assets. Management is targeting a return to profitability during the first half of 2009.

The interim consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company's ability to continue as a going-concern is dependent on continued financial support from its investors, the ability of the Company to raise equity financing, and the attainment of profitable operations and external financings to meet the Company's liabilities as they become payable. The outcome of our operations and fundraising efforts is dependant in part on factors and sources beyond the direct control of the Company that cannot be predicted with certainty. Access to debt or equity financing is not assured and Management may not be able to enter into arrangements with financing sources on terms acceptable to the Company, if at all.  If the Company is unable to raise adequate funds as needed, Management may seek other alternatives including approaching current shareholders for financing, curtailing some operations and growth activities. The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has no current plans to purchase any significant property and equipment.

Off Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Because we are a smaller reporting company, this Item is not applicable to us.

Item 4T. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer / Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer / Interim Chief Financial Officer has concluded that our disclosure controls and procedures as of June 30, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We have been named in several lawsuits relating to our proposed technology asset purchase. Management intends to aggressively defend itself against the claims and plans to file a variety of actions seeking to recoup funds lost as a result of the misrepresentations and actions of the management of Metro One Development, Inc. (formerly, on The Go Healthcare, Inc.) At this point we cannot say with any certainty whether the legal cost of defending against the claims and the legal cost associated with filing claims to recover funds lost will have a material impact on our business.

Item 1A. Risk Factors.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007, except as follows: Potential risks relating to increased legal costs as described in Item 1.

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

On June 30, 2008, our Chief Executive Officer converted $25,000 of unpaid wages into 25,000,000 restricted shares of common stock.

On June 30, 2008, our Chief Operating Officer converted $25,000 of unpaid wages into 25,000,000 restricted shares of common stock.

With respect to the issuances of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our stockholders during the quarter ended June 30, 2008.

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

3.6
Amendment to the Articles of Incorporation, as amended, dated October 20, 2006, filed with the State of Nevada January 18, 2007 (included as Exhibit 3.6 to the Form 10-Q filed May 21, 2008, and incorporated herein by reference).

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

10.22
Binding Agreement between the Company and OTG Technologies Group, Inc. on one side and On The Go HealthCare, Inc. DBA On The Go Technologies, Inc. on the other side, dated March 18, 2008 (included as Exhibit 10.22 to the Form 10-Q filed May 21, 2008, and incorporated herein by reference).

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

FTS GROUP, INC.

Dated: August 19, 2008	By: /s/ Scott Gallagher
Name: Scott Gallagher
Title: Chairman of the Board, Chief Executive Officer,
Principal Accounting Officer and President

Dated: August 19, 2008	By: /s/ David R. Rasmussen
Name: David Rasmussen
Title: Chief Operating Officer and Director

4